Form 10KSB
period 1999-12-31
DENDO GLOBAL CORP
filed 2000-04-17
CIK 1097945

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                             FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

     [X]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

            For the transition period from         To

                       Commission File No.  000-27867


                          DENDO GLOBAL CORP.
                          ------------------
       (Name of Small Business Issuer as specified in its charter)


           NEVADA                                     87-0533626
           ------                                     ----------
(State or other jurisdiction of                (I.R.S. incorporation or
        organization)                              Employer I.D. No.)

                          227 South Ninth Avenue
                          Pocatello, Idaho 83201
                     -----------------------------------
               (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (208) 233-8001

Securities registered pursuant to Section 12(b) of the Exchange  Act:   None.
Securities registered pursuant to Section 12(g) of the Exchange Act:  None.
Name of Each Exchange on Which Registered:                       None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation 8-B is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form [ ] (not applicable)

The aggregate market value of the common voting stock held by non-affiliates as of April 14, 2000: Undetermined.

Shares outstanding of the Issuer's common stock as of April 14, 2000:  2,775,000

The issuer had no revenues for the year ended December 31, 1999.

DOCUMENTS INCORPORATED BY REFERENCE: See Part III, Item 13.

                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

(A) Business Development.

          Dendo Global Corp. ("Dendo" or the "Company") was organized under the laws of the State of Nevada on December 29, 1994, under the name "Top Flight Software, Inc." Dendo was formed to develop and market specialized software applications for pigeon breeders and racers. The operations were unsuccessful, and Dendo ceased all operations in 1998.

          Pursuant to a Limited Offering Memorandum dated July 31, 1995, Dendo conducted a public offering of 100,000 shares of its common stock at an offering price of $.50 per share. The offer and sale of these securities was not registered with the Securities and Exchange Commission because they were believed to be exempt from registration under Section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D promulgated thereunder by the Securities and Exchange Commission.

          On September 15, 1998, Dendo's Board of Directors and Majority Stockholders resolved to accept a Subscription Agreement of Cornelius A. Hofman dated August 27, 1998, for the purchase of 2,500,000 "restricted securities" (common stock) of Dendo in consideration of the sum of $25,000. The 2,500,000 shares represented approximately 90% of the then outstanding voting securities of Dendo. See the caption "Recent Sales of Unregistered Securities," Part II, Item 4. Mr. Hofman was then designated to the Board of Directors in accordance with the Nevada Revised Statutes ("NRS")and the Bylaws of Dendo, and elected the President and Secretary; Joseph D. Nemelka, who had previously served as the sole director and executive officer, resigned. The funds utilized were from personal resources. The former controlling persons of Dendo, prior to the acceptance of this subscription, were: Joe Nemelka, 49,700 shares or approximately 18.1%; and David N. Nemelka, 92,400 shares or approximately 33.6%.

          On November 2, 1998, the Articles of Incorporation were amended to change the name of the Company to "Dendo Global Corp."

          Copies of the initial Articles of Incorporation of Dendo filed in the State of Nevada; the Articles of Amendment to change the name of the Company to "Dendo Global Corp."; and the Bylaws of Dendo are attached hereto and incorporated herein by reference. See Part III, Item 13.

(B)  Business.
     ---------
     None, presently.

Item 2.PROPERTIES

     Dendo has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its President, Cornelius A. Hofman, and are provided at no cost. Because Dendo has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing this Registration Statement and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Hofman of providing the use of his office and telephone have been minimal.

Item 3. LEGAL PROCEEDINGS.

     There are not currently any material pending legal proceedings, to which the registrant is a party or of which any of its property is subject and no such proceedings are known to the registrant to be threatened or contemplated by or against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this report.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A) MARKET INFORMATION.

     There has never been any established "public market" for shares of common stock of Dendo. Dendo intends to submit it common stock for quotation on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD").

     (B) HOLDERS.

      The number of record holders of Dendo's securities as of the date of this Registration Statement is approximately 46; based upon an examination of the current list of Dendo's stockholders, there are no securities held in the names of CEDE & Co., Depository Trust Company or any broker/dealer.

     (C) DIVIDENDS.

     Dendo has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of Dendo cannot be ascertained with any certainty, and if and until Dendo completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, Dendo's ability to pay dividends on its securities.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          Dendo has not engaged in any material operations or had any revenues from operations during the last two fiscal years. Dendo's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit Dendo and its stockholders. Dendo has virtually no resources, and management anticipates that to achieve any such acquisition, Dendo will be required to issue shares of its common stock as the sole consideration for such venture.

          During the next 12 months, Dendo's only foreseeable cash requirements will relate to maintaining Dendo in good standing or the payment of expenses associated with reviewing or investigating any potential business venture; current cash assets are believed to be sufficient for this purpose during the next 12 months.

Results of Operations.
---------------------

          Dendo has had no material operations for over five years.
It incurred losses of ($25,113), for the year ended December 31,1999; and ($6,941) for the year ended December 31, 1998, from discontinued operations.

          There were no revenues during the periods ended December 31, 1999 and 1998. General and administrative expenses were $16,803 during December 31, 1999, and $0 during the period ended December 31, 1999. These expenses are primarily legal and accounting costs.

Liquidity.
---------

          During the year ended December 31, 1999, cash in the bank was $11,630, compared to $30,034 for the year ended December 31, 1998, with liabilities of $0 and $1,939, respectively. $25,000 was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.

Item 7.  FINANCIAL STATEMENTS.

     See attached financial statements; Balance Sheets, December 31, 1999 and
      1998; Statements of Operations, for the years ended December 31, 1999 and 1998 and from inception on December 29, 1994 through December 31,1999; Statement of Stockholders' Equity, from inception on December 29, 1994 through December 31, 1999; Statements of Cash Flows for the years ended December 31, 1999 and 1998 and from inception on December 29, 1994 through

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two most recent fiscal years, there has not been any change in the principal independent accountant for the registrant, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

                             PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS.
------------------------------------------------------------------------

     (A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

          The following table sets forth the names of all current directors and executive officers of Dendo. These persons will serve until the next annual meeting of the stockholders (held in April of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Cornelius A. Hofman    President     9/15/98           *
                       Secretary     9/15/98           *
                       Director      9/15/98           *

Business Experience.
--------------------

          Cornelius A. Hofman, President, Secretary and Director. Mr. Hofman is 32 years of age. Since 1995 to present, Mr. Hofman has served as the President of General Economic Consulting, Inc., where he provides a broad range of valuation services to businesses, governments, individuals, attorneys and investment groups in the context of mergers, expansions, acquisitions, divestitures and litigation. From 1993 until 1995, he was engaged as an Economist, by Crowe, Chizek & Company, where he provided consulting services regarding business valuations, mergers, acquisitions, company divestitures, economic damage disputes, stock option valuations, preferred stock valuations and related transactions. Mr. Hofman has BA , Asian Studies, Cornell
University, 1991, where he graduated Magna Cum Laude; an MA, Japanese Studies,
University of Pennsylvania, 1992; and an MBA, Economics and Finance,
University of Chicago, 1994.  Mr. Hofman has been the Editor, The Economic
Counselor, since 1997; is a member of the American Economics Association, the National Association of Forensic Economics and the American Law and Economics
Association; and is a frequent lecturer.

Significant Employees.
----------------------

          Dendo has no significant employees who are not executive officers.

Family Relationships.
---------------------

        Mr. Hofman serves as the sole director and executive officer of Dendo.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of Dendo:

            (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

            (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

            (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

            (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures
Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10.  Executive Compensation.
--------------------------------

          The following table sets forth the aggregate compensation paid by Dendo for services rendered during the periods indicated:


                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Cornelius A.
Hofman      12/31/99   0       0     0     0      0    0   0
President,
Secretary
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Dendo's management during the calendar years ended December 31, 1999 or 1998. Further, no member of Dendo's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which Dendo's directors are compensated for any services provided as director. No additional amounts are payable to Dendo's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from Dendo, with respect to any director or executive officer of Dendo which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Dendo, any change in control of Dendo, or a change in the person's responsibilities following a change in control of Dendo.

Item 11.  Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than 5% of Dendo's common stock as of April 14, 2000.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------

Cornelius A. Hofman      2,500,000                90%
227 South Ninth Avenue
Pocatello, Idaho 83201

  TOTAL                 2,500,000                 90%

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of Dendo's directors and executive officers as of the date of this Registration
Statement:

                          Number of Shares       Percentage of
Name and Address         Beneficially Owned         of Class
----------------         ------------------      -------------
[S]                              [C]                 [C]
Cornelius A. Hofman           2,500,000             90%
227 South Ninth Avenue
Pocatello, Idaho 83201

  TOTAL                       2,500,000              90%

All Directors and Officers
as a group (1)
--------------

                              2,500,000              90%

Changes in Control.
-------------------

          There are no present arrangements or pledges of Dendo's securities which may result in a change in control of Dendo; however, see the heading "Business Development," Part I, Item 1, respecting the acquisition of a controlling interest in Dendo by Mr. Hofman.


Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

          Except as indicated under the heading "Business Development,"
Part I, Item 1, and in Note 4 to the financial statements of Dendo (Part F/S) accompanying this Registration Statement, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Dendo and any director, executive officer, 5% stockholder or associate of any of these persons.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  Exhibits.
          i     27.01          Financial Data                  Filed Herewith

          ii                   10-SB Registration Statement    Incoporated by
                                                                Reference

     (B)  Reports on Form 8-K.

               None.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DENDO GLOBAL CORP.

Date: April 14, 2000     /s/ Cornelius B. Hofman
                         Cornelius B. Hofman
                         Chief Executive officer, and
                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2000     /s/Cornelius B. Hofman
                         Cornelius B. Hofman

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15 (d) of the Exchange Act by Non Reporting annual report or proxy statement has been sent to security holders.

                          DENDO GLOBAL CORPORATION
                      [A Development Stage Company]



                                CONTENTS
                                                            PAGE
       INDEPENDENT AUDITORS' REPORT                             1

       BALANCE SHEETS, DECEMBER 31, 1999 AND 1998               2

       STATEMENTS OF OPERATIONS, FOR THE YEARS ENDED
        DECEMBER 31, 1999 AND 1998 AND FROM INCEPTION
        ON DECEMBER 29, 1994 THROUGH DECEMBER 31, 1999          3

       STATEMENT OF STOCKHOLDERS' EQUITY, FROM INCEPTION
        ON DECEMBER 29, 1994 THROUGH DECEMBER 31, 1999          4

       STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
        DECEMBER 31, 1999 AND 1998 AND FROM INCEPTION
        ON DECEMBER 29, 1994 THROUGH DECEMBER 31, 1999          5

       NOTES TO FINANCIAL STATEMENTS                          6-9

                          PRITCHETT, SILER & HARDY, P.C.
                           CERTIFIED PUBLIC ACCOUNTANTS
                              430 EAST 400 SOUTH
                             SALT LAKE CITY, UT  84111
                      (801) 328-2727 - FAX (801) 328-1123


                        INDEPENDENT AUDITORS' REPORT

Board of Directors
DENDO GLOBAL CORPORATION
Pocatello, Idaho

We have audited the accompanying balance sheets on Dendo Global [a development state company} at December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception on December 29, 1994 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We belive that our audits provide a reaonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects that financial position of Dendo Global Corporation [a development stage company] as of December 31, 1999 and 1998, and rhe results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from inception through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to contine as a going concern Management's plan in regards to these matters are also described in Note 7. The financial statemetns do not include any adjustments that might result from the outcome of these uncertain-ties.


PRITCHETT, SILER AND HARDY, P.C.

February 7, 2000
Salt Lake City, Utah

                         DENDO GLOBAL CORPORATION
                      [A Development Stage Company]

                              BALANCE SHEETS
                               [UNAUDITED]



                                  ASSETS

                                                      December 31,
                                                   1999         1998
                                                  --------------------
CURRENT ASSETS:
  Cash in bank                                $ 11,630      $    30,034
  Other current assets                               -               37
                                             ----------     -----------
        Total Current Assets                    11,630           30,071

OTHER ASSETS
Net Assets from discontinued operations              -            8,611
                                             ---------          -------
                                                                  8,611
                                              --------           -------
                                              $ 11,630           38,682

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $      -          $  1,939
                                             ----------        --------

        Total Current Liabilities                   -          $  1,939

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
  shares authorized, no shares issued and           -                 -
  outstanding Common stock, $.001 par value,
  50,000,000 shares authorized, 2,775,000
  shares issued and outstanding at 12/31/99      2,775             2,775
  Capital in excess of par value                70,398            70,398
  Deficit accumulated during the development
      stage                                    (61,543)          (36,430)
                                            ------------        ---------

        Total Stockholders' Equity              11,630            36,743
                                            ------------        ---------
                                             $  11,630            36,743

The accompanying notes are an integral part of these financial statements.

                     DENDO GLOBAL CORPORATION
                   [A Development Stage Company]
                     STATEMENTS OF OPERATIONS

                            [UNAUDITED]

                                            For the Year     From Inception
                                            Months Ended     on December 29,
                                            December 31,      1994 Through
                                                              December 31,
                                          1999         1998      1999
REVENUE:
  Net sales                           $          -  $        - $          -

COST OF GOODS SOLD                               -           -            -
                                       ___________ ___________  ___________
      Gross Profit                               -           -            -

OPERATING EXPENSES:
  General and administrative                16,803           -       16,803
                                       ___________ ___________  ___________
      Total Operating Expenses              16,803           -       16,803
                                       ___________ ___________  ___________
OPERATING LOSS                             (16,803)          -      (16,803)
                                       ___________ ___________  ___________
OTHER INCOME (EXPENSES)
  Interest Income                              301           -          301
                                       ___________ ___________  ___________
      Total Other Income (Expenses)            301           -          301
                                       ___________ ___________  ___________
(LOSS) BEFORE INCOME TAXES                 (16,502)           -      (16,502
                                       ___________ ___________  ___________
CURRENT INCOME TAX EXPENSE                       -           -            -

DEFERRED INCOME TAX EXPENSE                      -           -            -
                                       ___________ ___________  ___________
LOSS FROM CONTINUING OPERATIONS           (16,502)           -      (16,502)

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
    line of business                       (8,611)     (6,941)      (44,975)
                                       ___________ ___________  ___________
NET LOSS                              $   (25,113) $   (6,941)  $   (61,543)
                                       ___________ ___________  ___________

LOSS PER COMMON SHARE:
  Continuing operations               $      (.01) $     (.00)  $      (.02)
  Discontinued operations                    (.00)       (.02)         (.04)
                                       ___________ ___________  ___________
  Net Loss                                   (.01)       (.02)         (.06)
                                       ___________ ___________  ___________

The accompanying notes are an integral part of these financial statements.

                     DENDO GLOBAL CORPORATION
                   [A Development Stage Company]

                 STATEMENT OF STOCKHOLDERS' EQUITY

                            [UNAUDITED]
                FROM INCEPTION ON DECEMBER 29, 1994
                    THROUGH December 31, 1999
                                                                  Deficit
                                                                Accumulated
                      Preferred Stock Common Stock  Capital in   During the
                      ____________________________  Excess of   Development
                       Shares Amount  Shares Amount Par Value      Stage
BALANCE,
December 29, 1994           -   $   -      -  $   -   $   -     $    -

Issuance of common stock
to initial stockholders
for cash at $.04 per
share, December, 1994       -       -   12,500     12      488       -

Net loss for the period
ended December 31, 1994     -       -      -      -        -        (6)

BALANCE,
December 31, 1994           -       -   12,500     12      488      (6)

Issuance of restricted
common stock cash, January
 - February 1995 at $.01
to $.04 per share           -       -  162,500    163    1,837       -

Issuance of common stock
pursuant to a public
offering for cash,
September - December, 1995
at $.50 per share, net of
offering costs of $4,327    -       -  100,000    100   45,573       -

Net loss for the year ended
  December 31, 1995         -       -      -      -        -    (5,758)

BALANCE,
December 31, 1995           -       -  275,000    275   47,898  (5,764)

Net loss for the year ended
  December 31, 1996         -       -      -      -        -    (7,461)

BALANCE, December 31, 1996  -       -  275,000    275   47,898 (13,225)

Net loss for the year ended
  December 31, 1997         -       -      -      -        -   (16,264)

BALANCE,
December 31, 1997           -       -  275,000    275   47,898 (29,489)

Issuance of restricted
common stock for cash,
August, 1998 at $.01 per
share                       -       - 2,500,000 2,500   22,500     -

Net loss for the year ended
  December 31, 1998         -       -       -     -        -    (6,941)

BALANCE,
December 31, 1998           -       - 2,775,000 2,775  $70,398 $(36,430)

Net loss for the year
ended December 31, 1999     -       -       -     -        -    (25,113)

BALANCE,
December 31, 1999           -       - 2,775,000 2,775  $70,398 $(61,543)

The accompanying notes are an integral part of these financial statements.

                     DENDO GLOBAL CORPORATION
                   [A Development Stage Company]
                     STATEMENTS OF CASH FLOWS
                            [UNAUDITED]

                                             For the Year      From Inception
                                                 Ended         on December 29,
                                             December 31,       1994 Through
                                                                 December 31,
                                           1999         1998         1999
Cash Flows Provided by Operating Activities:
  Net loss                                  $(25,311)   $ (6,941) $ (61,543)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization expense         66       4,080     10,339
    Non-cash expense                           8,545          44      8,545
    Changes in assets and liabilities:
     Other current assets                         37          44      8,545
     Accounts payable                         (1,939)      1,817          -
     Other accrued liabilities                     -        (711)         -
                                         ___________ ___________  _________
        Net Cash Flows (Used) by
          Operating Activities               (18,404)     (1,073)   (42,659)
                                         ___________ ___________ __________

Cash Flows Provided by Investing Activities:
  Organization costs                               -           -       (330)
  Purchase of equipment                            -           -     (6,023)
  Payment of software development cost             -           -    (12,531)
                                         ___________ ___________ __________
        Net Cash (Used) by Investing
          Activities                               -           -    (18,884)
                                         ___________ ___________ __________

Cash Flows Provided by Financing Activities:
  Proceeds from common stock issuance              -      25,000     77,500
  Stock offering costs                             -           -     (4,327)
  Proceeds from capital lease                      -           -      8,500
  Payments on capital lease                        -      (1,039)    (8,500)
                                         ___________ ___________ __________
        Net Cash Provided by
          Financing Activities                     -      23,961     73,173
                                         ___________ ___________ __________
Net Increase (Decrease) in Cash              (18,404)     22,258     11,630
Cash at Beginning of Period                   30,034       7,776          -
                                         ___________ ___________ __________
Cash at End of Period                    $    11,630 $    30,034 $   11,630
                                         ___________ ___________ __________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:
     Interest                            $         - $        15 $       79
     Income taxes                        $         - $         - $        -

Supplemental Schedule of Noncash Investing and Financial Activities:
  During the year ended December 31, 1999 and 1998:
    During 1999 the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.

The accompanying notes are an integral part of these financial statements.

                    DENDO GLOBAL CORPORATION
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization   Dendo Global Corporation (the Company) was organized under the laws of the State of Nevada on December 29, 1994. The Company has been developing and marketing management software for pigeon breeders and racers. However, the business proved to be unsuccessful and during 1999, the Company discontinued its operations and is now exploring various other business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Organization Costs - The Company expensed its organization costs, in accordance with Statement of Position 98-5.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statements of Financial Accounting Standards No. 128 "Earnings Per Share".

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of property and equipment, software development cost and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enancted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accouting for Mortgage-Backed Secur-ities..." and SFAS No. 135, "Rescissior of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial state-ments would not have been significant.


NOTE 2 - CAPITAL STOCK TRANSACTIONS

  Change in Control - During August 1998, an individual purchased 2,500,000 shares of common stock of the Company giving him 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and board member.

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued or outstanding at December 31, 1999.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Management Compensation -  The Company did not pay any cash compensation to
  its officers and directors during 1999.   However, the Company did transfer
  the remaining assets from its discontinued operations to its former president. The assets transferred had a net book value of $8,545.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  FASB 109 requires the Company to provide a net deferred tax/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At December 31, 1999, the Company has available unused operating loss carryforwards of approximately $61,500, which may be applied against future taxable income and which expire in various years through 2019. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $20,000 and $12,300 at December 31, 1999 and 1998, respectively with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 1999 is approxi-mately $8,600 during 1999.

NOTE 6   LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                            For the           From Inception
                                           Year Ended         on December 29,
                                          December 31,         1994 Through
                                                                December 31,
                                         1999        1998          1999

     Loss from continuing operations
     available to common shareholders
     (numerator)                         $  (16,803) $       -   $  (16,803)

     Loss from discontinued operations
     available to common shareholders
     (numerator)                             (8,611)    (6,941)     (44,975)

     Weighted average number of common
     shares outstanding used in loss per
     share for the period (denominator)    2,775,000  1,316,096     962,240

NOTE 6   DISCONTINUED OPERATIONS

  The accompanying financial statements as of December 31, 1999 and 1998 have been reclassified to reflect management's decision to discontinue the Company's operations in development and marketing of management software for pigeon breeding and racing operations. The net assets related to the development and marketing of management software for pigeon breeders and racers are included on the Company's December 31, 1998 balance sheet as "net assets of discontinued operations". The Company's operations in the develop-ment and marketing of management software for pigeon breeders and racers for the years ended December 31, 1999 and 1998 are included as Discontinued Opera-tions in the financial statements of the Company. Revenue for the years ended December 31, 1999 and 1998 and for the period from inception through December 31, 1999 relating to these operations were $0, $3,181 and $17,056, re-spectively.

  Assets transferred to the former president during 1999 in payment of compensation consisted of the following:

                                                       1999
                                                   ____________

  Property and equipment, net                $            2,283
  Software development cost, net                          3,747

  Programming services, net                               2,515
                                                   ____________
          Totals                             $            8,545
                                                   ____________
    Assets are shown at their net book values.

  The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles and if the net assets had not been transferred out of the Company:

                                          For the Year       From Inception
                                             Ended           on December 29,
                                          December 31 ,       1994 Through
                                                               December 31,
                                         1999        1998          1999

  Net Sales:                            $          -  $  3,181    $ 17,056

  Cost of Goods Sold:                              -    (2,506)     (6,368)

  Other Operating Expenses:                 (25,414)    (7,601)    (74,332)

  Other Income (Expense):                       201        (15)      2,101

  Net loss:                             $   (25,113)  $ (6,941)   $(61,543)

  loss per Share:                              (.01)      (.00)       (.06)

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Cmopany to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising the additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result if the Company is unsuccessful at establishing profitable operations.