Form 10QSB
period 2000-03-31
DENDO GLOBAL CORP
filed 2000-05-16
CIK 1097945

                      U.S. Securities and Exchange Commission
                               Washington D.C. 20549

                                     Form 10-QSB

                 [X]  Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934.

                      For the Quarter Ended March 31, 2000

                                        OR

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    Commission file number:  000-27867

                               Dendo Global Corporation
            (name of small business issuer as specified in its charter)

                      Nevada                         87-0533626
           (State of other jurisdiction of         (I.R.S. employer
             incorporation or organization)        identification No.)


                                 227 South Ninth Avenue
                                 Pocatello, Idaho 83201
                      (Address of principal executive offices)

         Registrant's telephone no., including area code: (208) 233-8001

                               N/A
                    Former name, former address, and former
                  fiscal year, if changed since last report.


Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:     None


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X  No___.

Common Stock outstanding at May 15, 2000 - 2,775,000 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

         The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                        Dendo Global Corp.
                         [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                   March 31, 2000           Dec. 31, 1999
CURRENT ASSETS:
     Cash                         $          11,092         $     11,630
       Total Current Assets                  11,092               11,630

TOTAL ASSETS                      $          11,092         $     11,630


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   March 31, 2000           Dec. 31,1999

CURRENT LIABILITIES:

    Accounts payable              $           1,650         $          0
       Total Current Liabilities              1,650                    0


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized 50,000,000
      shares at $0.001 par value;             2,775                2,775
      $0.001 par value; 2,775,000
      shares issued and outstanding

     Additional paid-in Capital              70,398               70,398
     Deficit accumulated during the
       development stage                   ( 63,731)            ( 61,543)
          Total Stockholders' Equity          9,442               11,630

TOTAL LIABILITIES & EQUITY                 $ 11,092             $ 11,630

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

                                Dendo Global Corp.
                         [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]


                                       For the Three           From Inception
                                        Months Ended         On March 28, 1988
                                          March 31,            Through March 31,
                                      2000          1999           2000


REVENUE                             $    0        $    0         $        0
     Total Revenue                  $    0        $    0         $        0

OPERATING EXPENSES
General and Administrative Expenses $2,215       $ 2,223         $   19,018
    Total Expenses                  $2,215       $ 2,223         $   19,018

LOSS FROM OPERATION                ($2,215)     ($ 2,223)        $ ($19,018)

OTHER INCOME
    Interest Income                 $   27       $    22         $      328
    Total Other Income              $   27       $    22         $      328

INCOME TAXES CURRENT                     0             0         $        0

LOSS FROM CONTINUING OPERATIONS    ($2,188)      ($2,201)        $  (18,690)

DISCONTINUED OPERATIONS:                 0             0         $  (44,975)

NET LOSS                           ($2,188)      ($2,201)        $  (63,731)

NET LOSS PER SHARE                    (.00)        (.00)               (.00)

The accompanying notes are an integral part of these financial statements.


                               Dendo Global Corp.
                          [Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                   [Unaudited]

                                       For the Three           From Inception
                                       Months Ended          On March 28, 1998
                                          March 31,           Through March 31,
                                      2000          1999           2000
Cash Flows to Operating Activities:
   Net income (loss)                 $(2,188)     $(2,201)       $(63,731)
   Adjustments to reconcile net
    income to net cash used by
   Operating activities:
    Amortization and depreciation                                  10,339
    Non-cash expense                                                8,545

   Changes in assets and liabilities
    Other current assets
    Accounts payable                $  1,650      $     0           2,188

     Net Cash Flows to
       Operating Activities         $ (  538)      (2,201)        (42,659)

Cash Flows to Investing Activities:
    Organization costs                     -                         (330)
    Purchase of equipment                  -                       (6,023)
    Payment of software development        -                      (12,531)

     Net Cash (Used) by Investing
       Activities                   $      0                      (18,884)

Cash Flows from (to) Financing
    Activities:
     Proceeds from common stock
     issuance                              -            -          77,500
     Costs of issuing stock                -            -          (4,327)
     Proceeds from capital lease           -            -           8,500
     Payments on capital lease             -            -          (8,500)

          Net cash Flows from(to)
          Financing Activities       $     0            0         $ 73,173

Net Increase (Decrease) in Cash        ( 538)     ($2,201)          11,630

Cash at Beginning of Period        $  11,630      $29,943         $      -

Cash at End of Period              $  11,092      $27,742         $ 11,630

                                   Dendo Global Corp.
                           [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1999, audited financial statements. The results of operations for the period ended March 31, 2000 and 1999, are not necessarily indicative of the operation results for the full year.


NOTE 2 - Going Concern

     The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Com-pany has had no revenues from operations and has a stockholders' equity of$9,442 as of March 31, 2000.

     The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing and generate sufficient cash flows from operations to meet it obligations. The fin-ancial statements do not include any adjustments that might result from the out-come of these uncertainties.


NOTE 3 - Income Taxes

     The Company has net operating loss carryforwards of approximately $61,500 which begin to expire in the year 2019. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

NOTE 4 -Common Stock

     Change in Control - During August 1998, an individual purchased 2,500,000 shares of common stock of the Company giving him 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and board member.


     Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued or outstanding at March 31, 2000.


NOTE 5 - Related Party Transactions

     Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

     Management Compensation - The Company had previously agreed to pay its former president 35% of sales as partial compensation or in lieu of regular com-pensation for services to be rendered ($700 minimum per month). Management re-served the right to change this arrangement at any time. During 1999, the Com-pany transferred the remaining net assets of the Company, valued at $8,545 to the former president in payment of compensation owed to him.

     No compensation has been paid to the Company's current officers and di-rectors as the services provided by them to date have only been nominal.


NOTE 6 - Supplemental Cash Flow Information

     The Company paid no interest during the period ending March 31, 2000. No income taxes were paid during the periods ended March 31, 2000 and 1999, and since inception.


NOTE 7 - Subsequent Event

     None.

ITEM 2.

     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations

                          Plan of Operation

     Dendo has not engaged in any material operations or had any revenues from operations during the last two fiscal years. Dendo's plan of operation for the next 9 months is to formulate a business plan detailing the industries or field in which the Company desires to concentrate its efforts. Dendo has virtually resources, and management anticipates that to achieve any such acquisition, Dendo will be required to issue shares of its common stock as the sole consid-eration for such venture.

     During the next 12 months, Dendo's only foreseeable cash requirements will relate to maintaining Dendo in good standing or the payment of expenses associ-ated with reviewing or investigating any potential business venture; current cash assets are believed to be sufficient for this purpose during the next 12 months.

                   Liquidity and Capital Resources

     During the period ended March 31, 2000, cash in the bank was $11,092, com-pared to $27,742 for the period ended March 31, 1999, with liabilities of $1,650 and $0 respectively. $25,000 was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.

                              Results of Operations
         Three-month period ended March 31, 2000 and March 31, 1999.

     Dendo has had no material operations for over five years. It incurred los-ses of ($2,188), for the period ended March 31, 2000; and ($2,201) for the Period ended March 31, 1999, from discontinued operations.

      There were no revenues during the periods ended March 31, 2000 and 1999. General and administrative expenses were $2,188 during March 31, 2000, and $2,201 during the period ended March 31, 1999. These expenses are primarily legal and accounting costs.


PART II - OTHER INFORMATION

ITEM I    Legal Proceedings

          None.

ITEM 2    Change in Securities

          None.

ITEM 3    Defaults on Senior Securities

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

ITEM 5    Other Information

          None.

ITEM 6    Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None.


     (B)  Reports on Form 8-K;

          None.

                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          Dendo Global Corp.

Date: 05/15/00                By /s/ Cornelius Hofman
                              Cornelius Hofman
                              President and Chief Executive Officer