Form 10QSB
period 2000-06-30
DENDO GLOBAL CORP
filed 2000-08-14
CIK 1097945

                     U.S. Securities and Exchange Commission
                           Washington D.C. 20549

                                Form 10-QSB

                 [X]  Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934.

                         For the Quarter Ended June 30, 2000

                                    OR

         [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     Commission file number:   000-27867

                                Dendo Global Corp.
            (name of small business issuer as specified in its charter)

                Nevada                         87-0533626
    -------------------------------       ----------------------
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

Common Stock outstanding at August 6, 2000 - 26,500,000 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

   The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and reviewed by the Company's independent auditors, Pritchett, Siler & Hardy, and commence on this page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                              Dendo Global Corp.
                         [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS


                                      June 30, 2000          Dec. 31, 1999
                                     ---------------         -------------
CURRENT ASSETS:
    Cash                               $      8,526          $    11,630
                                       ------------          -----------
Total Current Assets                          8,526               11,630

TOTAL ASSETS                           $      8,526          $    11,630


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       June 30, 2000          Dec. 31, 1999
                                      ---------------        --------------
CURRENT LIABILITIES:

    Accounts Payable                   $          0          $         0
                                      ---------------        --------------
Total Current Liabilities              $          0                    0


STOCKHOLDERS' EQUITY (DEFICIT):

   Common stock; authorized 50,000,000
   shares at $0.001 par value;                2,775                2,775
      $0.001 par value; 2,775,000
      shares issued and outstanding

   Additional paid-in Capital                70,398               70,398
     Deficit accumulated during the
       development stage                   ( 64,647)            ( 61,543)
                                      ---------------        --------------
Total Stockholders' Equity                    8,526               11,630

TOTAL LIABILITIES & EQUITY            $       8,526             $ 11,630

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

                                    Dendo Global Corp.
                              [Development Stage Companies]

                          CONDENSED STATEMENTS OF OPERATIONS
                                       [Unaudited]


                                 For the Three Months Ended
                                         June 30,
                                    2000            1999
                               -----------       ----------

REVENUE                          $      0         $      0
                                ----------       ----------
Total Revenue                    $      0         $      0

OPERATING EXPENSES
   General and Administrative    $    937         $  3,300
                                ----------       ----------
Total Expenses                   $    937         $  3,300

LOSS FROM OPERATION              $   (937)        $ (3,300)

OTHER INCOME
   Interest Income               $     21         $    136
                                ----------       ----------
Total Other Income               $     21         $    136

INCOME TAXES CURRENT                    0                0

LOSS FROM CONTINUING OPERATIONS  $ (  916)        $ (3,164)

DISCONTINUED OPERATIONS:                0                0

NET LOSS                          ($  916)        $ (3,164)

NET LOSS PER SHARE                   (.00)            (.00)

The accompanying notes are an integral part of these financial statements.

                              Dendo Global Corp.
                        [Development Stage Companies]

                     CONDENSED STATEMENTS OF OPERATIONS
                                 [Unaudited]


                                      For the Six          From Inception
                                      Months Ended         On March 28, 1988
                                        June 30,            Through June 30,
                                   2000          1999           2000
                               ----------      --------    ------------------
REVENUE                         $       0      $      0         $        0
                                ---------      --------         ----------
Total Revenue                   $       0      $      0         $        0

OPERATING EXPENSES
   General and Administrative   $   3,152      $  5,523         $   19,955
                                ---------      --------         ----------
Total Expenses                  $   3,152      $  5,523         $   19,955

LOSS FROM OPERATION             $  (3,152)     $ (5,523)        $ ($19,955)

OTHER INCOME
   Interest Income              $      48      $    157         $      349
                                ---------      --------         ----------
Total Other Income              $      48      $    157         $      349

INCOME TAXES CURRENT                    0             0                  0

LOSS FROM CONTINUING OPERATIONS $ ( 3,104)     $( 5,366)        $  (19,606)

DISCONTINUED OPERATIONS:                0              0        $  (45,041)

NET LOSS                        $ ( 3,104)     $( 5,366)        $  (64,647)

NET LOSS PER SHARE                   (.00)        (.00)               (.06)

The accompanying notes are an integral part of these financial statements.

                                    Dendo Global Corp.
                               [Development Stage Company]

                                STATEMENTS OF CASH FLOWS

                                      [Unaudited]


                                       For the Six          From Inception
                                      Months Ended         On March 28, 1998
                                        June 30,            Through June 30,
                                      2000          1999           2000
                                     --------    --------   -----------------
Cash Flows to Operating Activities:
   Net income (loss)                $  (3,104)   $ (5,523)   $   (64,647)
   Adjustments to reconcile net
   income to net cash used by
   Operating activities:
    Amortization and depreciation           -           -         10,339
    Non-cash expense                        -           -          8,545

   Changes in assets and liabilities
    Other current assets                              336
    Accounts payable               $        0    $  3,322              0

     Net Cash Flows to
     Operating Activities          $   (3,104)     (2,201)       (45,763)

Cash Flows to Investing Activities:
   Organization costs                       -           -           (330)
   Purchase of equipment                    -           -         (6,023)
   Payment of software development          -           -        (12,531)

     Net Cash (Used) by Investing
       Activities                  $        -           -        (18,884)

Cash Flows from (to) Financing
    Activities:
     Proceeds from common stock
        issuance                            -           -         77,500
    Costs of issuing stock                  -           -         (4,327)
    Proceeds from capital lease             -           -          8,500
    Payments on capital lease               -           -         (8,500)

     Net cash Flows from(to)
      Financing Activities         $        0           0       $ 73,173

Net Increase (Decrease) in Cash       (3,104)     ($3,143)         8,526

Cash at Beginning of Period         $ 11,630      $29,943        $     -

Cash at End of Period               $  8,526      $24,599        $  8,526

                                 Dendo Global Corp.
                           [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1999, audited financial statements. The results of operations for the period ended June 30, 2000 and 1999, are not necessarily indicative of the operation results for the full year.


NOTE 2 - Going Concern

     The accompanying financial statements of Dendo Global Corp., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company has had no revenues from operations and has a stockholders' equity of $8,526 as of June 30, 2000.

     The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing and generate sufficient cash flows from operations to meet it obligations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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


     Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued or outstanding at June 30, 2000.


NOTE 5 - Related Party Transactions

     Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

     Management Compensation - The Company had previously agreed to pay its former president 35% of sales as partial compensation or in lieu of regular compensation for services to be rendered ($700 minimum per month). Management reserved the right to change this arrangement at any time. During 1999, the Company transferred the remaining net assets of the Company, valued at $8,545 to the former president in payment of compensation owed to him.

     No compensation has been paid to the Company's current officers and directors as the services provided by them to date have only been nominal.


NOTE 6 - Supplemental Cash Flow Information

     The Company paid no interest during the period ending June 30, 2000. No income taxes were paid during the periods ended June 30, 2000 and 1999, and since inception.


NOTE 7 - Subsequent Event

     None.

ITEM 2.

     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations

                          Plan of Operation

     Dendo has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

During the next five months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of ex-penses associated with reviewing or investigating any potential business ven-ture, which the Company expects to pay from advances from management.


                       Liquidity and Capital Resources

     During the period ended June 30, 2000, cash in the bank was $8,526 compared to $24,599 for the period ended June 30, 1999, with liabilities of $0 and $0 respectively. $25,000 was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.

                        Results of Operations
Three-months and Six - months periods ended June 30, 2000 and June 30, 1999.

    Dendo has had no material operations for over five years. It incurred losses of ($916), for the three-month period ended June 30, 2000; and ($3,164) for the period ended June 30, 1999.

      There were no revenues during the periods ended June 30, 2000 and 1999. General and administrative expenses were $937 during June 30, 2000, and $3,300 during the period ended June 30, 1999. These expenses are primarily legal and accounting costs.


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

       Dendo Global Corp.

       Date: 08/09/00                 By /s/ Cornelius Hofman
                                      -------------------------
                                       Cornelius Hofman
                                       President and Chief Executive Officer