Form 10-Q
period 2000-09-30
DENDO GLOBAL CORP
filed 2000-12-08
CIK 1097945

U.S. Securities and Exchange Commission
                    Washington D.C. 20549

                         Form 10-QSB

       [X]  Quarterly Report Pursuant to Section 13 or
        15(d) of the Securities Exchange Act of 1934.

             For the Quarter Ended Sept. 30, 2000

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

Common Stock outstanding at Nov. 27, 2000 - 26,500,000 shares of $.001 par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                      DENDO GLOBAL CORPORATION
                   [A Development Stage Company]

                       CONDENSED BALANCE SHEET
                            [Unaudited]

                                ASSETS

                                          September 30,
                                    2000              1999
CURRENT ASSETS:
       Cash in bank             $   8,158         $  11,630
       Total Current Assets         8,158            11,630

                                $   8,158         $  11,630

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:            $      -          $       -

 Total Current Liabilities             -                  -

     STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and
    outstanding                        -                  -
   Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,775,000 shares issued and
   outstanding                     2,775               2,775
   Capital in excess of par value 70,398              70,398
   Deficit accumulated during the
      development stage          (65,015)            (61,543)

   Total Stockholders' Equity      8,158              11,630

                                $  8,158            $  11,630

Note:   The balance sheet as of December 31, 1999 was taken from
the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

                       DENDO GLOBAL CORPORATION
                     [A Development Stage Company]


                    CONDENSED STATEMENT OF OPERATIONS

                             [Unaudited]

                                                             From Inception
                     For the Three        For the Nine       on December 29,
                     Months Ended         Months Ended       1994 Through
                     September 30,        September 30,      September 30
                     2000       1999    2000        1999          2000
REVENUE            $    -    $    -   $    -      $    -     $       -

EXPENSES:
General and
Administrative        390      9,649     3,542      15,172        20,345

LOSS FROM
OPERATIONS           (390)    (9,649)   (3,542)    (15,172)      (20,345)

OTHER INCOME:
Interest income        22        139        70         296           371

LOSS BEFORE
TAX PROVISION        (368)    (9,510)   (3,472)    (14,876)      (19,974)

CURRENT TAX EXPENSE     -          -         -           -             -

DEFERRED TAX EXPENSE    -          -         -           -             -

LOSS FROM CONTINUING
OPERATIONS           (368)    (9,510)   (3,472)    (14,876)      (19,974)

DISCONTINUED
OPERATIONS              -     (8,545)        -      (8,545)      (45,041)

NET LOSS           $ (368)   (18,055) $ (3,472)  $ (23,421)  $   (65,015)

LOSS PER COMMON SHARE:
Continuing
operations         $ (.00)  $   (.00) $   (.00)  $    (.01)  $      (.02)
Discontinued
operations              -       (.00)        -        (.00)         (.04)

NET LOSS           $ (.00)  $   (.00) $   (.00)  $    (.01)  $      (.06)

The accompanying notes are an integral part of these unaudited financial statements.

                      DENDO GLOBAL CORPORATION
                   [A Development Stage Company]

                 CONDENSED STATEMENT OF CASH FLOWS

                           [Unaudited]

                                      For the Nine            From Inception
                                      Months Ended            on December 29,
                                      September 30,           1994 Through
                                                              September 30,
                                    2000           1999            2000
Cash Flows Provided by Operating
Activities:
    Net loss                      $ (3,472)     $ (23,421)     $ (65,015)
   Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Depreciation and amortization         -             66         10,339
   Changes in assets and liabilities
   (Decrease) in accounts payable        -         (1,939)             -
   Increase in account payable
   related party                         -          8,545          8,545

   Net Cash Provided
  (Used) by
    Operating Activities            (3,472)       (16,749)       (46,131)

Cash Flows Provided by Investing
Activities
   Organizational costs                  -              -           (330)
   Purchase of equipment                 -              -         (6,023)
   Software purchase                     -              -        (12,531)

   Net Cash Provided by
   Investing Activities                  -              -        (18,884)

Cash Flows Provided by Financing
Activities:
   Proceeds from issuance
   of common stock                       -              -        77,500
   Stock offering costs                  -              -        (4,327)
   Proceeds from capital lease           -              -         8,500
   Payments on capital lease             -              -        (8,500)

   Net Cash Provided by
   Financing Activities                  -              -        73,173

   Net Increase (Decrease) in Cash  (3,472)       (16,749)        8,158

   Cash at Beginning of Period      11,630         30,034             -

   Cash at End of Period          $  8,158     $   13,285      $  8,158

Supplemental Disclosures of Cash
Flow Information:

Cash paid during the period for:
  Interest                        $      -     $        -      $       -
   Income taxes                   $      -     $        -      $       -

Supplemental Schedule of Non-cash Investing and Financing
        Activities:
     For the period ended September 30, 2000:
          None.

     For the period ended September 30, 1999:
          The Company transferred equipment and software to a former president of the Company in exchange for debt relief.

     The accompanying notes are an integral part of these unaudited financial statements.

                      DENDO GLOBAL CORPORATION
                    [A Development Stage Company]

            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Dendo Global Corporation (the Company) was organized under the laws of the State of Nevada on December 29, 1994. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the period then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting
Standards No. 128, Earnings Per Share.  [See Note 6]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three and nine months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, ?Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others?, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),, SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities and Amendment of SFAS No. 133?, SFAS No. 139, Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21?, and SFAS No. 140, Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      DENDO GLOBAL CORPORATION
                    [A Development Stage Company]

           NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2000.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of September 30, 2000 the Company had 2,775,000 shares issued and outstanding.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2000, an operating loss carryforward of approximately $65,000, which may be applied against future taxable income and which expires 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $22,000 as of September 30, 2000, with an offsetting valuation allowance at September 30, 2000 of the same amount. The change in the valuation allowance for the three and nine months ended September 30, 2000 is approximately $1,200.


NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of September 30, 2000, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her offices as a mailing address, as needed, at no expense to the Company.

                      DENDO GLOBAL CORPORATION
                   [A Development Stage Company]

            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER COMMON SHARE

The following data shows the amounts used in computing loss per share:

                              From
                                                       Inception
                          For the Three    For the Nine     on December 29,
                          Months Ended     Months Ended     1994 Through
                          September 30,    September 30,    September 30,

2000        1999         2000       1999        2000
Loss from continuing
operations available to
common shareholders
                                                                 (numerator)
     $ (368)      $ (9,510) $
(3,472)$(14,876)    $
                                                                 (19,974)

Loss from discontinued
operations available to
common shareholders
(numerator)                   -     (8,545)        -   (8,545)     (45,041)

Weighted average number
of common shares
outstanding used in loss
per share for the period
(denominator)         2,775,000  2,775,000  2,775,000  2,775,000  1,179,870

Dilutive earnings (loss) per common share was not presented as the Company had no common stock equivalents shares for all periods presented.

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

                       Dendo Global Corp.

Date: 08/09/00      By /s/ Cornelius Hofman
                    Cornelius Hofman
                    President and Chief Executive Officer