Form 10-K
period 2000-12-31
DENDO GLOBAL CORP
filed 2001-04-02
CIK 1097945

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                             FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

     [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         To

     Commission File No.: 000-27867


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

Securities registered pursuant to Section 12(b) of the Exchange  Act:   None.
Securities registered pursuant to Section 12(g) of the Exchange Act:  Common
Stock
Name of Each Exchange on Which Registered:                       None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation 8-B is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form [ ] (not applicable)

The aggregate market value of the common voting stock held by non-affiliates as of April 14, 2000: Undetermined

Shares outstanding of the Issuer's common stock as of March 29, 2001:

The issuer had no revenues for the year ended December 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE: None.


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

          Copies of the initial Articles of Incorporation of Dendo filed in the State of Nevada; the Articles of Amendment to change the name of the Company to "Dendo Global Corp."; and the Bylaws of Dendo were attached to the Company's 10-SB Registration Statement, and are incorporated herein by reference. See Part III, Item 13.

(B)  Business.
- ---------
     None, presently.

Item 2.PROPERTIES

     Dendo has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its President, Cornelius A. Hofman, and are provided at no cost. Because Dendo has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing its Securities and Exchange Commission reports and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Hofman of providing the use of his office and telephone have been minimal.

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

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A) MARKET INFORMATION.

               There has been no "established trading market" for shares of common stock of Dendo during the past two years. Dendo has submitted it common stock for quotation on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD")and is currently in the review process.

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

Results of Operations.
- ---------------------

          Dendo has had no material operations for over five years.
It incurred losses of (7,046), for the year ended December 31,2000; and ($25,113) for the year ended December 31, 1999, from discontinued operations.

          There were no revenues during the periods ended December 31, 2000 and 1999. General and administrative expenses were $7,046 during December 31, 2000, and $16,803 during the period ended December 31, 1999. These expenses are primarily legal and accounting costs.

Liquidity.
- ---------

          During the year ended December 31, 2000, cash in the bank was $7,242 compared to $11,630 for the year ended December 31, 1999, with liabilities of $1,139 and $2,571, respectively. $25,000 was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.

Item 7.  FINANCIAL STATEMENTS.

     See attached financial statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two most recent fiscal years, there has not been any change in the principal independent accountant for the registrant, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

     PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS.
- ------------------------------------------------------------------------

     (A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

          The following table sets forth the names of all current directors and executive officers of Dendo. These persons will serve until the next annual meeting of the stockholders (held in April of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                   Date of         Date of
                   Positions       Election or     Termination
Name               Held            Designation     or Resignation
- ----              ----------       -----------     --------------
Cornelius A.
Hofman             President        9/15/98              *
                   Secretary        9/15/98              *
                   Director         9/15/98              *

Business Experience.
- --------------------

          Cornelius A. Hofman, President, Secretary and Director. Mr. Hofman is 35 years of age. Since 1995 to present, Mr. Hofman has served as the President of General Economic Consulting, Inc., where he provides a broad range of valuation services to businesses, governments, individuals, attorneys and investment groups in the context of mergers, expansions, acquisitions, divestitures and litigation. From 1993 until 1995, he was engaged as an Economist, by Crowe, Chizek & Company, where he provided consulting services regarding business valuations, mergers, acquisitions, company divestitures, economic damage disputes, stock option valuations, preferred stock valuations and related transactions. Mr. Hofman has BA , Asian Studies, Cornell University, 1991, where he graduated Magna Cum Laude; an MA, Japanese Studies, University of Pennsylvania, 1992; and an MBA, Economics and Finance, University of Chicago, 1994. Mr. Hofman has been the Editor, The Economic Counselor, since 1997; is a member of the American Economics Association, the National Association of Forensic Economics and the American Law and Economics Association; and is a frequent lecturer.

Significant Employees.
- ----------------------

          Dendo has no significant employees who are not executive officers.

Family Relationships.
- ---------------------

        Mr. Hofman serves as the sole director and executive officer of Dendo.

Involvement in Certain Legal Proceedings.
- -----------------------------------------

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

Item 10.  Executive Compensation.
- --------------------------------

          The following table sets forth the aggregate compensation paid by Dendo for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)         (c)       (d)   (e)    (f)   (g)      (h)    (i)
                                                          Secur-
                                                          ities          All
Name and      Year or                      Other   Rest-  Under-  LTIP  Other
Principal     Period      Salary    Bonus  Annual  ricted lying   Pay-  comp-
Position      Ended        ($)      ($)    Compen- Stock  Options outs ensat'n
- ------------------------------------------------------------------------------
Cornelius A.
Hofman      12/31/2000      0        0       0       0      0      0     0
President,
Secretary
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Dendo's management during the calendar years ended December 31, 2000 or 1999. Further, no member of Dendo's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
- --------------------------

          There are no standard arrangements pursuant to which Dendo's directors are compensated for any services provided as director. No additional amounts are payable to Dendo's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
- -------------

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

Item 11.  Security Ownership of Certain Beneficial Owners.
- ------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than 5% of Dendo's common stock as of March 29, 2001.

                        Number of Shares             Percentage
Name and Address        Beneficially Owned           of Class
- ----------------        ------------------           --------
Cornelius A. Hofman         2,500,000             90%
227 South Ninth Avenue
Pocatello, Idaho 83201

  TOTAL                    2,500,000                  90%

Security Ownership of Management.
- ---------------------------------
           The following table sets forth the share holdings of Dendo's directors and executive officers as of the date of this Registration
Statement:











                         Number of Shares             Percentage of
Name and Address         Beneficially Owned           of Class
- ----------------         -------------------         -------------
Cornelius A. Hofman         2,500,000                 90%
227 South Ninth Avenue
Pocatello, Idaho 83201
  TOTAL                     2,500,000                    90%
All Directors and Officers
as a group (1)              2,500,000                    90%
Changes in Control.
- -------------------

          There are no present arrangements or pledges of Dendo's securities which may result in a change in control of Dendo.


Item 12.  Certain Relationships and Related Transactions.
- --------------------------------------------------------

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

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  Exhibits.

                         Consent of Accountants   Filed Herewith

               27.01          Financial Data      Filed Herewith

     (B)  Reports on Form 8-K.

               None.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         DENDO GLOBAL CORP.

Date: March 29, 2001          /s/Cornelius B. Hofman
                         Cornelius B. Hofman
                         Sole Director & Officer



     DENDO GLOBAL CORPORATION
     [A Development Stage Company]

     FINANCIAL STATEMENTS

     DECEMBER 31, 2000




     DENDO GLOBAL CORPORATION
     [A Development Stage Company]




     CONTENTS

PAGE

Independent Auditors' Report                                            1


Balance Sheet, December 31, 2000                                        2


Statements of Operations, for the years ended
December 31, 2000 and 1999 and from inception
on December 29, 1994 through December 31,
2000                                                                   3


Statement of Stockholders' Equity, from inception
on December 29, 1994 through December 31,
2000                                                                 4 - 5


Statements of Cash Flows for the years ended
December 31, 2000 and 1999 and from inception
on December 29, 1994 through December 31,
2000                                                                     6


Notes to Financial Statements 7 - 10











INDEPENDENT AUDITORS' REPORT



Board of Directors
DENDO GLOBAL CORPORATION
Pocatello, Idaho


We have audited the accompanying balance sheet of Dendo Global Corporation [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on December 29, 1994 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Dendo Global Corporation [a development stage company] as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

March 6, 2001
Salt Lake City, Utah

DENDO GLOBAL CORPORATION
[A Development Stage Company]

BALANCE SHEET



ASSETS

                                                             December 31,
                                                               2000
                                                                 _________
CURRENT ASSETS:
     Cash                                                       $     7,242
                                                              _________
          Total Current Assets                                     7,242
                                                              _________
                                                           $     7,242
                                                              _________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                          $     2,571
                                                               _________
          Total Current Liabilities                               2,571
                                                               _________

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
          5,000,000 shares authorized, no
          shares issued and outstanding                               -
     Common stock, $.001 par value,
          50,000,000 shares authorized,
          2,775,000 shares issued and
          outstanding                                             2,775
     Capital in excess of par value                               70,398
     Deficit accumulated during the
          development stage                                     (68,502)
                                                               _________
          Total Stockholders' Equity                               4,671
                                                             _________
                                                            $     7,242
                                                               _________





The accompanying notes are an integral part of these financial statements. DENDO GLOBAL CORPORATION
[A Development Stage Company]


STATEMENTS OF OPERATIONS

                                      For the Year          From Inception
                                      Ended on              December 29,
                                      December 31,          1994 Through
                                                            December 31,
                                  2000          1999          2000
REVENUE:                        $   -        $    -        $      -

OPERATING EXPENSES:
     General and
      administrative              7,046         16,803         23,849

OPERATING LOSS                   (7,046)       (16,803)       (23,849)

OTHER INCOME:
     Interest income                87            301            388

     Total Other Income             87            301            388

(LOSS) BEFORE INCOME TAXES       (6,959)       (16,502)       (23,461)

CURRENT INCOME TAX EXPENSE           -             -              -

DEFERRED INCOME TAX EXPENSE          -             -              -

LOSS FROM CONTINUING OPERATIONS  (6,959)       (16,502)       (23,461)

DISCONTINUED OPERATIONS:
     Loss from operations of
discontinued line of business        -          (8,611)       (45,041)

NET LOSS                        $(6,959)      $(25,113)      $(68,502)


LOSS PER COMMON SHARE:
     Continuing operations     $  (.00)      $   (.01)      $   (.02)
     Discontinued operations      (.00)          (.00)          (.04)
     Total Loss Per Share      $  (.00)          (.01)          (.06)





The accompanying notes are an integral part of these financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION ON DECEMBER 29, 1994
THROUGH DECEMBER 31, 2000

                                         Deficit
                                                                   Accumulated
                      Preferred Stock    Common Stock   Capital in  During the
                     __________________________ _________Excess of Development
                      Shares   Amount    Shares  Amount  Par Value  Stage
                    __________________________________________________________
BALANCE,
December 29, 1994       -    $   -        -    $   -    $    -     $    -

Issuance of common
stock to initial
stockholders for
cash at $.04 per
share, December,
  1994                  -        -     12,500      12       488         -

Net loss for the
period ended
December 31, 1994       -        -        -         -         -        (6)

___________________________________________________________
BALANCE, December
31, 1994                -        -     12,500      12       488        (6)

Issuance of
restricted common
stock cash,
January - February
1995 at $.01 to
$.04 per share          -        -    162,500     163     1,837         -

Issuance of common
stock pursuant to
a public offering
for cash, September
- - December, 1995
at $.50 per share,
net of offering
costs of $4,327         -        -    100,000     100    45,573         -

Net loss for the
year ended
December 31, 1995       -        -         -        -        -     (5,758)

                   ___________________________________________________________
BALANCE, December
31, 1995                 -        -     275,000    275   47,898    (5,764)

Net loss for the
year ended
December 31, 1996        -        -          -       -      -      (7,461)

                   ___________________________________________________________
BALANCE, December
31, 1996                 -        -     275,000    275   47,898   (13,225)

Net loss for the
year ended
December 31, 1997        -        -          -       -      -     (16,264)

                   ___________________________________________________________
BALANCE, December 31,
1997                     -        -     275,000    275  47,898    (29,489)

Issuance of
restricted common
stock for cash,
August, 1998
at $.01 per share        -        -   2,500,000  2,500  22,500          -

Net loss for the
year ended
December 31, 1998        -        -          -       -      -       (6,941)

                     _________________________________________________________
BALANCE, December
31, 1998                 -        -   2,775,000  2,775  70,398     (36,430)

Net loss for the
year ended
December 31, 1999        -        -          -       -       -     (25,113)

                    __________________________________________________________

[Continued]

DENDO GLOBAL CORPORATION
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION ON DECEMBER 29, 1994

THROUGH DECEMBER 31, 2000

[CONTINUED]

                                                                      Deficit
                                                                   Accumulated
                       Preferred Stock    Common Stock  Capital in During the
                     ___________________________________Excess of  Development
                       Shares   Amount    Shares Amount Par Value   Stage
                     _________________________________________________________

BALANCE, December 31,
 1999                    -    $   -    2,775,000 $ 2,775 $ 70,398   $ (61,543)

Net loss for the
year ended
December 31, 2000        -        -           -       -        -       (6,959)

                     _________________________________________________________
BALANCE, December 31,
2000                     -    $   -    2,775,000 $ 2,775 $ 70,398   $ (68,502)

                     _________________________________________________________





















The accompanying notes are an integral part of these financial statements. DENDO GLOBAL CORPORATION
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

                                       For the Year           From Inception
                                        Ended                on December 29,
                                        December 31,           1994 Through
                                     _____________________     December 31,
                                     2000           1999             2000
                                     ____________________________________
Cash Flows Provided by Operating
Activities:
     Net loss                    $   (6,959)     $  (25,113)   $    (68,502)
     Adjustments to reconcile net
     loss to net cash used by
     operating activities:
     Depreciation and
     amortization expense                 -              66          10,339
          Noncash expense                -           8,545           8,545
          Changes in assets and
          liabilities:
          Other current assets           -              37              -
          Accounts payable           2,571          (1,939)         2,571
          Other accrued liabilities      -               -              -

          Net Cash Flows (Used) by
                 Operating Activities    (4,388)        (18,404 )      (47,047)
                                      _____________________________________
Cash Flows Provided by Investing
Activities:
     Organization costs                   -               -          (330)
     Purchase of equipment                -               -        (6,023)
     Payment of software development
     cost                               -               -       (12,531)
                                      _____________________________________
     Net Cash (Used) by Investing
       Activities                         -               -       (18,884)
                                        _____________________________________
Cash Flows Provided by Financing
Activities:
     Proceeds from common stock
     issuance                             -               -        77,500
     Stock offering costs                 -               -        (4,327)
     Proceeds from capital lease          -               -         8,500
     Payments on capital lease            -               -        (8,500)
                                        _____________________________________
          Net Cash Provided by
          Financing Activities           -               -        73,173
                                        _____________________________________
Net Increase (Decrease) in Cash        (4,388)       (18,404)        7,242

Cash at Beginning of Period            11,630         30,034             -
                                       ______________________________________
Cash at End of Period                $   7,242      $   11,630     $   7,242
                                       ______________________________________

Supplemental Disclosures of Cash
Flow Information:
     Cash paid during the year for:
          Interest                 $       -      $        -     $      79
          Income taxes             $       -      $        -     $       -

Supplemental Schedule of Noncash Investing and Financial Activities:
     During the year ended December 31, 2000:
          None.

     During the year ended December 31, 1999:
During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.






The accompanying notes are an integral part of these financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Dendo Global Corporation (the Company) was organized under the laws of the State of Nevada on December 29, 1994 as Top Flight Software, Inc. The Company subsequently changed its name to Dendo Global Corporation. The Company had been developing and marketing management software for pigeon breeders and racers. However, the business proved to be unsuccessful and during January 1999 the Company discontinued its operations and is now exploring various other business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Organization Costs - The Company expensed its organization costs, in accordance with Statement of Position 98-5.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK TRANSACTIONS
Change in Control - During August 1999, an individual purchased 2,500,000 shares of common stock of the Company giving him 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and board member.
DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK TRANSACTIONS [Continued]

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued or outstanding at December 31, 2000 and 1999.

NOTE 3 - RELATED PARTY TRANSACTIONS

Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Management Compensation - The Company did not pay any cash compensation to its officers and directors during 2000 and 1999. However the Company did transfer the remaining assets from its discontinued operations to its former president during 1999. The assets transferred had a net book value of $8,545.

NOTE 4 - DISCONTINUED OPERATIONS

Discontinued Operations - The accompanying financial statements as of December 31, 2000 and 1999 have been reclassified to reflect management's decision to discontinue the Company's operations in development and marketing of management software for pigeon breeding and racing operations during January, 1999. The Company's operations in the development and marketing of management software for pigeon breeders and racers for the years ended December 31, 2000 and 1999 are included as Discontinued Operations in the financial statements of the Company. Revenue for the years ended December 31, 2000 and 1999 and for the period from inception through December 31, 2000 and 1999 relating to these operations were $0, $0 and $17,056, respectively.

Assets transferred to the former president during 1999 in payment of compensation consisted of the following:

                                                                1999
                                                       ___________
Property and equipment, net                                 $   2,283
Software development cost, net                                  3,748
Programming services, net                                       2,515
                                                            ___________
     Totals                                                $   8,545
                                                           ___________
Assets are shown at their net book values.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DISCONTINUED OPERATIONS [Continued]

The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                                                             From Inception
                                                For the      on December 29,
                                                Year Ended   1994 Through
                                                December 31, December 31,
                                                  1999         2000
                                              ____________  ____________
Net Sales:                                     $       -       $   17,056

Cost of Goods Sold:                                 -           (6,368)

Other Operating Expenses:                      (25,414)        (81,378)

Other Income (Expense):                            301           2,188
                                              ____________   ____________
Net loss:                                 $  (25,113)     $  (68,502)
                                              ____________   ____________
loss per Share:                               $     (.01)     $     (.06)
                                              ____________   ____________

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $68,000, which may be applied against future taxable income and which expire in various years through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $23,200 at December 31, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,400 during 2000.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result if the Company is unsuccessful at establishing profitable operations.

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

                                          For the              From Inception
                                          Year Ended           on December 29,
                                          December 31,         1994 Through
                                     ________________________  December 31,
                                        2000            1999         2000
                                     ___________   __________  _____________

Loss from continuing operations
available to common shareholders
(numerator)                             $ (6,959)    $  (16,502)  $  (23,461)
                                     ___________   ___________  ____________
Loss from discontinued operations
available to common shareholders
(numerator)                             $     -      $   (8,611)  $  (45,041)
                                  ___________   ___________  ____________
Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)  2,775,000      2,775,000    1,264,642
                                     ___________   ___________  ____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.