Form 10QSB
period 2001-03-31
DENDO GLOBAL CORP
filed 2001-05-21
CIK 1097945

U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

        [X]  Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934.

              For the Quarter Ended March 31, 2001

                               OR

 [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                    Commission file number

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

Common Stock outstanding at March 31, 2001 - 2,775,000 shares of $.001 par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]
                                     ASSETS

                                       March 31, 2001      Dec. 31, 2000
CURRENT ASSETS:
     Cash                             $            6,385         $     7,242
       Total Current Assets                        6,385               7,242

TOTAL ASSETS                          $            6,385         $     7,242


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

    Accounts payable                  $            2,691         $     2,571
       Total Current Liabilities                   2,691               2,571

STOCKHOLDERS' EQUITY (DEFICIT):

    Preferred stock, $.001 par value,
      5,000,000 shares authorized,
      no shares issued and outstanding                 -                   -
    Common stock; authorized 50,000,000
      shares at $0.001 par value;                  2,775               2,775
      $0.001 par value; 2,775,000
      shares issued and outstanding
     Additional paid-in Capital                   70,398              70,398
     Deficit accumulated during the
       development stage                        ( 69,479)           ( 68,502)

          Total Stockholders' Equity               3,694               4,671

TOTAL LIABILITIES & EQUITY                 $       6,385             $  7,242

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

                       Dendo Global Corp.
                 [Development Stage Companies]

               CONDENSED STATEMENTS OF OPERATIONS
                          [Unaudited]

                                     For the Three        From Inception
                                      Months Ended        On December 29, 1994
                                       March 31,            Through March 31,
                                    2001          2000           2001

REVENUE                                 $    0    $     0         $        0

OPERATING EXPENSES
General and Administrative Expenses     $1,000    $ 2,215         $   24,849

INCOME (LOSS) FROM OPERATION           ($1,000)  ($ 2,215)        $ ($24,849)

OTHER INCOME (EXPENSE):
    Interest and other income           $   23    $    27         $      411

INCOME (LOSS) BEFORE TAX PROVISION        (977)    (2,188)        $  (24,438)

CURRENT TAX EXPENSE                          -          -                  -

DEFERRED TAX EXPENSE                         -          -                  -

INCOME (LOSS) FROM CONTINUING
OPERATIONS                             ($  977)   ($2,188)        $  (24,438)

DISCONTINUED OPERATIONS:                     0          0         $  (45,041)

NET INCOME (LOSS)                      ($  977)   ($2,188)        $  (69,479)

INCOME (LOSS) PER SHARE:
  Continuing operations                   (.00)      (.00)              (.02)
  Discontinued operations                    -          -               (.03)

NET INCOME (LOSS)                       $ (.00)   $  (.00)        $     (.05)

The accompanying notes are an integral part of these financial statement.

                       Dendo Global Corp.
                  [Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                          [Unaudited]


                                  For the Three        From Inception
                                      Months Ended         On March 28, 1998
                                        March 31,           Through March 31,
                                     2001          2000           2001
Cash Flows to Operating Activities:
   Net income (loss)                $  (977)       $(2,188)       $(69,479)
   Adjustments to reconcile net
    loss to net cash used by
   Operating activities:
    Amortization and depreciation         -              -          10,339
    Non-cash expense                      -              -           8,545
   Changes in assets and liabilities
    Increase (decrease) in
    Accounts payable               $    120        $     -           2,691

     Net Cash Provided (Used) by
       Operating Activities         $(  857)        (2,188)        (47,904)

Cash Flows to Investing Activities:
    Organization costs                    -              -            (330)
    Purchase of equipment                 -              -          (6,023)
    Software purchase                     -              -         (12,531)

     Net Cash Provided by Investing
       Activities                    $    -              -         (18,884)

Cash Flows Provided by Financing
    Activities:
     Proceeds from issuance of
      common stock                        -              -          77,500
     Stock offering costs                 -              -          (4,327)
     Proceeds from capital lease          -              -           8,500
     Payments on capital lease            -              -          (8,500)

          Net cash Provided by
          Financing Activities      $     -        $     -        $ 73,173

Net Increase (Decrease) in Cash       ( 857)       ($2,188)          6,385

Cash at Beginning of Period        $  7,242        $11,630        $      -

Cash at End of Period              $  6,385        $ 9,442        $  6,385

Supplemental Disclosures of Cash Flow
Information:

Cash paid during the period for:
  Interest                          $      -      $     -         $     79
  Income taxes                      $      -      $     -         $      -

Supplemental Schedule of Non-cash
Investing and Financing Activities:

For the period from inception on December 29, 1994 through March 31, 2001:

  During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     DENDO GLOBAL CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization-Dendo Global Corporation (the Company) was organized under the laws of the State of Nevada on December 29, 1994 as Top Flight Software, Inc. The Company subsequently changed its name to Dendo Global Corporation. The Company had been developing and marketing management software for pigeon breeders and racers. However, the business proved to be unsuccessful and during January 1999 the Company discontinued its operations and is now exploring various other business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

       Condensed Financial Statements-The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for the periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

       Loss Per Share-The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

       Cash and Cash Equivalents-For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

       Accounting Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.

       Actual results could differ from those estimated.

       Recently Enacted Accounting Standards-Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and
       Hedging Activities   deferral of the effective date of FASB Statement
       No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138

       "Accounting for Certain Derivative Instruments and Certain Hedging Activities-and Amendment of SFAS No. 133", SFAS No. 139, "Recission of

       SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                    DENDO GLOBAL CORPORATION
                 [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock   The Company has authorized 5,000,000 shares of preferred
  stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

  Common Stock   The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of March 31, 2001 the Company had 2,775,000 shares issued and outstanding.

  Change in Control - During August 1999, an individual purchased 2,500,000 shares of common stock of the Company giving him 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and board member.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2001, operating loss carryforwards of approximately $68,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $23,000 as of March 31, 2001, with an offsetting valuation allowance at March 31, 2001 of the same amount. The change in the valuation allowance for the three months ended March 31, 2001 is approximately $300.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

  Management Compensation - The Company did not pay any cash compensation to its officers and directors during 2001, 2000 and 1999. However the Company did transfer the remaining assets from its discontinued operations to its former president during 1999. The assets transferred had a net book value of $8,545.

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

NOTE 6 - LOSS PER COMMON SHARE

  The following data shows the amounts used in computing loss per share:

                                        For the Three    From Inception
                                        Months Ended     on December 29,
                                          March 31,       1994 Through
                                    ____________________     March 31,
                                    2001            2000        2001
                                    ________    ________    ___________

     Income (loss) from continuing
     operations available to common
     shareholders (numerator)       $   (977)  $  (2,188)   $   (24,438)
                                    ________    ________    ___________
     Income (loss) from discontinued
     operations available to common
     shareholders (numerator)              -           -        (45,041)
                                    ________    ________    ___________
     Weighted average number of
     common shares outstanding used
     in loss per share for the
     period (denominator)          2,775,000   2,775,000      1,324,157
                                    ________    ________    ___________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations during the last two fiscal years, or during the quarterly period ended March 31, 2001.

         The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential industries as a business venture, which the Company expects to pay from its cash resources or loans from makers of management.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $(977).

Liquidity.
----------

          At March 31, 2001, the Company had $6,385 in current assets, with total current liabilities of $2,691. Total stockholder's equity was $3,694.

                   PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings

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

                                              Dendo Global Corp.

Date: 05/21/01                                By /s/Cornelius Hofman
                                                 Cornelius Hofman
                                                 President and Chief
                                                 Executive Officer