Form 10-Q
period 2001-06-30
DENDO GLOBAL CORP
filed 2001-08-16
CIK 1097945

U.S. Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended June 30, 2001

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

Common Stock outstanding at August 15, 2001 - 26,500,000 shares of $.001 par value Common Stock.












	DENDO GLOBAL CORPORATION
	[A Development Stage Company]

	UNAUDITED CONDENSED FINANCIAL STATEMENTS

	JUNE 30, 2001

	DENDO GLOBAL CORPORATION
	[A Development Stage Company]


CONTENTS	PAGE

Unaudited Condensed Balance Sheets,
	June 30, 2001 and December 31, 2000		2


Unaudited Condensed Statements of Operations,
	for the three and six months ended June 30, 2001
	and 2000 and for the period from inception on
	December 29, 1994 through June 30, 2001		3


Unaudited Condensed Statements of Cash Flows,
	for the six months ended June 30, 2001 and
	2000 and for the period from inception on
	December 29, 1994 through June 30, 2001		4


	-	Notes to Unaudited Condensed Financial Statements		5 - 7

	DENDO GLOBAL CORPORATION
	[A Development Stage Company]

	UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

			                     June 30,	           December 31,
			                      2001	             2000
			                   ___________	     ___________
CURRENT ASSETS:
	Cash		                 $	5,394	          $	    7,242
			                   ___________	     ___________
	Total Current Assets	            5,394	                7,242
			                   ___________	     ___________
			                 $	5,394	          $	    7,242
			                   ___________	     ___________


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
	Accounts payable 	           $	2,221	          $	   2,571
			                   ___________	     ___________
	Total Current Liabilities	      2,221	               2,571
			                   ___________	     ___________

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  no shares issued and outstanding	          -	                   -
Common stock, $.001 par value,
  50,000,000 shares authorized,
  2,775,000 shares issued and
  outstanding	                        2,775	               2,775
Capital in excess of par value	     70,398	              70,398
Deficit accumulated during the
  development stage	                (70,000)	       (68,502)
			                    ___________	     ___________
	Total Stockholders' Equity	      3,173	               4,671
			                    ___________	     ___________
			                $	      5,394	          $    7,242
			                   ____________	    ____________


Note:	The balance sheet as of December 31, 2000 was taken from
the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

	DENDO GLOBAL CORPORATION
	[A Development Stage Company]


	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			           For the Three	For the Six	   From Inception
			           Months Ended	      Months Ended   on December 29,
               			June 30,	        June 30,	    1994 Through
			         ____________________	__________________June 30,
			         2001	   2000	 2001	     2000	   2001
			         ________________	________________	_________
REVENUE		        $	-	$    -	$	-   $  -	$	-

EXPENSES:
General and
Administrative	           526	    937	   1,526   3,152	  25,375
			          ________ ________	 ________ ________ _________
LOSS FROM OPERATIONS	    (526)	   (937)	  (1,526) (3,152)	 (25,375)

OTHER INCOME:
	Interest income	       5	     21	      28	  48	     416
			          ________ ________	 ________ ________ _________
LOSS BEFORE INCOME TAXES    (521)	   (916)	  (1,498) (3,104)	 (24,959)

CURRENT TAX EXPENSE	       -	      -	       -	   -	       -

DEFERRED TAX EXPENSE	       -	      -	       -	   -	       -
			          ________ ________	 ________ ________ _________
LOSS FROM
  CONTINUING OPERATIONS	    (521)	   (916)	  (1,498) (3,104)	 (24,959)

LOSS FROM
  DISCONTINUED OPERATIONS	 -	      -	       -	   -	 (45,041)
			          ________ ________	 ________ ________ _________
NET LOSS		        $ (521)	$  (916)	$ (1,498)$(3,104)	$(70,000)
			          ________ ________	 ________ ________ _________

LOSS PER COMMON SHARE:
  Continuing operations	  $ (.00)	$  (.00)	$   (.00)$	(.00)	$   (.02)
  Discontinued operations    	 -		-	    (.03)			                                    ________ ________	 ________ ________ _________
TOTAL LOSS PER SHARE:	  $ (.00)	$  (.00)	$   (.00)$	(.00)	$   (.05)
                            ________ ________	 ________ ________ _________





The accompanying notes are an integral part of these unaudited condensed financial statements.

	DENDO GLOBAL CORPORATION
		[A Development Stage Company]

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

					             For the Six	   From Inception
					             Months Ended	   on December 29,
					             June 30,	          1994 Through
				                ______________________	June 30,
				                2001	      2000	      2001
				                __________  __________	___________
Cash Flows Provided by Operating
Activities:
 Net loss				          $	(1,498)   $	(3,104)	$   (70,000)
 Adjustments to reconcile net
 loss to net cash used by
  operating activities:
Depreciation and amortization		           -	     -	     10,339
	Non-cash expense		                 -	     -	      8,545
Changes in assets and
   liabilities:
Increase (decrease) in accounts
payable		                          (350)	     -	      2,221
				                 __________  __________	___________
Net Cash Flows Used by Operating
Activities		                        (1,848)	(3,104)	    (48,895)
				                 __________  __________	___________
Cash Flows Provided by Investing
Activities
   Organizational costs		                 -	     -	       (330)
   Purchase of equipment		           -	     -	     (6,023)
   Software purchase		                 -	     -	    (12,531)
				                 __________  __________	___________
Net Cash Provided by Investing
Activities		                             -	     -	    (18,884)
				                 __________  __________	___________
Cash Flows Provided by Financing
Activities:
  Proceeds from issuance of common
  stock		                             -	     -	     77,500
  Stock offering costs		                 -	     -	     (4,327)
  Proceeds from capital lease		           -	     -	      8,500
  Payments on capital lease		           -	     -	     (8,500)
				                 __________  __________	___________
Net Cash Provided by Financing
Activities		                             -	     -	     73,173
				                 __________  __________	___________
Net Increase (Decrease) in Cash		(1,848)	(3,104)	      5,394

Cash at Beginning of Period		       7,242	11,630	          -
				                 __________  __________	___________
Cash at End of Period			  $	 5,394    $	 8,526	$	5,394
				                 __________  __________	___________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
 Interest				         $	     -     $    -	      $	79
  Income taxes			         $	     -     $    -	      $	 -

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on December 29, 1994 through June 30, 2001:
During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.





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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements.
The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

	DENDO GLOBAL CORPORATION
	[A Development Stage Company]

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2001.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of June 30, 2001 the Company had 2,775,000 shares issued and outstanding.

Change in Control - During August 1999, an individual purchased 2,500,000 shares of common stock of the Company giving him 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and board member.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2001, operating loss carryforwards of approximately $70,000, which may be applied against future taxable income and which expire in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $23,800 as of June 30, 2001, with an offsetting valuation allowance at June 30, 2001 of the same amount. The change in the valuation allowance for the six months ended June 30, 2001 is approximately $500.

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

NOTE 6 - LOSS PER COMMON SHARE

The following data shows the amounts used in computing loss per share:

			              For the Three	 For the Six   From Inception
			              Months Ended	 Months Ended  on December 29,
			              June 30,	       June 30,	    1994 Through
			              ______________	______________	June 30,
			              2001	2000	  2001	2000	     2001
			              ______   ______ _____	   ______	_________
	Income (loss) from
	continuing operations
	available to common
	shareholders (numerator)$  (521)  $	(916)	 $(1,498) $(3,104)   $(24,959)
  			            ________  _______	 ________ ________   _________
	Income (loss) from
	discontinued operations
	available to common
	shareholders (numerator)	-	   -	       -	    -	     (45,041)
			            ________  _______	 ________ ________   _________
	Weighted average number
	of common shares
	outstanding used in loss
	per share for the period
	(denominator)	     2,775,000 2,775,000  2,775,000 2,775,000  379,747
 			            ________  ________   ________ __________ _____

Dilutive loss per share was not presented, as the Company had no commonstock equivalent shares for all period presented that would affect the computation of diluted loss per share.

ITEM 2.

	Management's Discussion and Analysis of Financial Condition And Results of Operations

	Plan of Operation

	Dendo has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. During the next five months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

	Liquidity and Capital Resources

	During the period ended June 30, 2001, cash in the bank was $5,394 compared to 7,242 for the period ended June 30, 2000, with liabilities of $2,221 and $2,571 respectively. $25,000 was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.


		Results of Operations
Three-months and Six - months periods ended June 30, 2001 and
June 30, 2000.

	Dendo has had no material operations for over five years.
It incurred losses of ($521), for the three-month period ended
June 30, 2001; and ($916) for the period ended June 30, 2000.

      There were no material revenues during the periods ended June 30, 2001 and 2000. General and administrative expenses were $521 during June 30, 2001, and $916 during the period ended
June 30, 2000. These expenses are primarily legal and accounting costs.


PART II - OTHER INFORMATION

ITEM I	Legal Proceedings

		None.

ITEM 2	Change in Securities

		None.

ITEM 3	Defaults on Senior Securities

		None.

ITEM 4	Submission on Matters to a Vote of Security Holders

		None.

ITEM 5	Other Information

		None.

ITEM 6	Exhibits and Reports on Form 8-K

	(A)	Exhibits

		None.


	(B)	Reports on Form 8-K;

		None.




SIGNATURES

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

	Dendo Global Corp.

Date: 08/015/01				By /s/ Cornelius Hofman
						Cornelius Hofman
                             		President and Chief Executive Officer