Form 10-Q
period 2001-08-30
DENDO GLOBAL CORP
filed 2001-11-16
CIK 1097945

U.S. Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended September 30, 2001

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

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock $0.001 par value.


Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No___.

Common Stock outstanding at November 15, 2001 - 2,775,000 shares of $.001 par value Common Stock.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

DENDO GLOBAL CORPORATION
[A Development Stage Company]




CONTENTS

PAGE

*         Unaudited Condensed Balance Sheets,
     September 30, 2001 and December 31, 2000                             2

          Unaudited Condensed Statements of Operations,
     for the three and nine months ended September 30, 2001
     and 2000 and for the period from inception on
     December 29, 1994 through September 30, 2001                   3

          Unaudited Condensed Statements of Cash Flows,
     for the nine months ended September 30, 2001 and
     2000 and for the period from inception on
     December 29, 1994 through September 30, 2001                   4


      Notes to Unaudited Condensed Financial Statements                 5 - 7

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
                                        September 30,  December 31,
                                             2001          2000
                                          ___________       ___________
CURRENT ASSETS:
     Cash                                $      460       $      7,242
                                          ___________       ___________
     Total Current Assets                $      460       $      7,242
                                          ___________       ___________
                                          $      460       $      7,242
                                          ____________     ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                          $     995         $     2,571
                                          __________        ____________
Total Current Liabilities                 $     995         $     2,571

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding                  -                   -

Common stock, $.001 par value,
50,000,000 shares authorized,
2,775,000 shares issued and
outstanding                                   2,775               2,775

Capital in excess of par value               70,398              70,398
Deficit accumulated during the
development stage                           (73,708)            (68,502)
                                          __________         ___________
Total Stockholders' Equity                     (535)              4,671
                                          __________         ___________
                                          $     460          $    7,242
                                          __________         ___________





Note:     The balance sheet as of December 31, 2000 was taken
from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                  For the Three          For the Nine     From Inception
                  Months Ended           Months Ended     on December 29,
                  September 30,          September 30,    1994 Through
                                                           September 30,
               2001        2000           2001          2000            2001
               ________  ________  ________  ________  _________
REVENUE        $       -   $      -     $      -     $      -   $       -

EXPENSES:
General and
Administrative 4,050              390    5,221      3,542    29,070
               ________  ________  ________  ________  _________
LOSS FROM
OPERATIONS          (4,050)     (390)   (5,221)    (3,542)  (29,070)

OTHER INCOME:
Interest income         3               22       15         70       403
               ________  ________  ________  ________  _________
LOSS BEFORE
INCOME TAXES     (4,047)   (368)   (5,206)    (3,472)  (28,667)

CURRENT TAX
EXPENSE             -               -        -          -         -

DEFERRED TAX
EXPENSE             -               -        -          -         -
               ________  ________  ________  ________  _________
LOSS FROM
CONTINUING
OPERATIONS          (4,047)     (368)   (5,206)   (3,472)   (28,667)

LOSS FROM
DISCONTINUED
OPERATIONS               -               -        -         -    (45,041)
               ________  ________  ________  ________  _________
NET LOSS    $  (4,047)   $ (368)   $(5,206)  $(3,472)   $(73,708)
               _________ _________ _________ _________ __________
LOSS PER
COMMON SHARE:
Continuing
operations    $    (.00)     $  (.00)     $  (.00)    $  (.00)   $  (.02)
Discontinued
operations            -            -            -           -       (.03)
               ________  ________  ________  ________  _________
TOTAL LOSS
PER SHARE:    $    (.00)     $  (.00)     $  (.00)    $  (.00)   $  (.05)
               _________ _________ _________ _________ __________





The accompanying notes are an integral part of these unaudited condensed financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                  For the Nine       From Inception
                                     Months Ended       on December 29,
                                     September 30,      1994 Through
                                                        September 30,
                                      2001       2000             2001
Cash Flows Provided by Operating
Activities:
Net loss                            $ (5,206)  $ (3,472)   $    (73,708)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Depreciation and amortization              -          -          10,339
  Non-cash expense                         -          -           8,545
  Changes in assets and liabilities:
  Increase (decrease) in accounts
  payable                             (1,576)         -             995
                                     ___________ _______   _____________
Net Cash Flows Used by Operating
Activities                            (6,782)    (3,472)        (53,829)
                                      _________ __________   ___________

Cash Flows Provided by Investing
Activities

  Organizational costs                      -          -           (330)
  Purchase of equipment                     -          -         (6,023)
  Software purchase                         -          -        (12,531)
                                      _________   ________   ___________

Net Cash Provided by Investing
Activities                                  -         -         (18,884)
                                      _________   ________   ___________

Cash Flows Provided by Financing
Activities:
Proceeds from issuance of common
stock                                       -         -          77,500
Stock offering costs                        -         -          (4,327)
Proceeds from capital lease                 -         -           8,500
Payments on capital lease                   -         -          (8,500)
                                      _________   ________   ___________


Net Cash Provided by Financing
Activities                                  -         -          73,173
                                       ________   ________   ___________
Net Increase (Decrease) in Cash        (6,782)   (3,472)            460

Cash at Beginning of Period             7,242    11,630               -
           _________  ________   ___________
Cash at End of Period                $    460   $ 8,158      $      460

Supplemental Disclosures of Cash
Flow Information:

  Cash paid during the period for:
    Interest                         $       -   $     -     $       79
    Income taxes                     $       -   $     -     $        -

Supplemental Schedule of Non-cash Investing and
Financing Activities:

For the period from inception on December 29, 1994 through September 30, 2001:During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.





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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS
No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2001.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of September 30, 2001 the Company had 2,775,000 shares issued and outstanding.

Change in Control - During August 1998, an individual purchased 2,500,000 shares of common stock of the Company giving him 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and board member.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2001, operating loss carryforwards of approximately $73,000, which may be applied against future taxable income and which expire in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $25,000 as of September 30, 2001, with an offsetting valuation allowance at September 30, 2001 of the same amount. The change in the valuation allowance for the nine months ended September 30, 2001 is approximately $1,800.

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

DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets.
These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER COMMON SHARE

The following data shows the amounts used in computing loss per share:

                      For the Three    For the Nine      From Inception
                      Months Ended     Months Ended      on December 29,
                      September 30,    September 30,     1994 Through
                                                         September 30,
                      2001      2000   2001      2000           2001
                     _______  _______ _______   ________ ______________
Income (loss) from
continuing operations
available to common
shareholders
(numerator)        $(4,047) $  (368)  $ (5,206) $ (3,472)    $  (28,667)
                     _______  _______ _________ _________ ______________
Income (loss) from
discontinued
operations
available to common
shareholders
(numerator)              -        -          -         -        (45,041)
                     _______  _______ _________ __________ ____________
Weighted average
number of common
shares outstanding
used in loss per
share for the
period
(denominator)     2,775,000  2,775,000 2,775,000 2,775,000    1,431,779
                     _______  _______ __________ _________  ___________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.










ITEM 2.

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations

     Plan of Operation

     Dendo has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. During the next three months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

     Liquidity and Capital Resources

     During the period ended September 30, 2001, cash in the bank was $460 compared to 8,158 for the period ended September 30, 2000, with liabilities of $995 and $0 respectively. $25,000 was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.


          Results of Operations
     Three-months and Nine - months periods ended September 30, 2001 and September 30, 2000.

     Dendo has had no material operations for over five years. It incurred losses of ($5,221), for the nine-month period ended September 30, 2001; and ($3,542) for the period ended September 30, 2000.

      There were no material revenues during the periods ended September 30, 2001 and 2000. General and administrative expenses were $4,050 during the period ending September 30, 2001, and $390 during the period ended September 30, 2000. These expenses are primarily legal and accounting costs.

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

     Dendo Global Corp.

Date: 11/15/01                 By /s/ Cornelius Hofman
                                      Cornelius Hofman
                                      President and Chief Executive
                                      Officer