Form 10-K
period 2001-12-31
DENDO GLOBAL CORP
filed 2002-04-01
CIK 1097945

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                             FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

     [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                          5555 N. Star Ridge Way
                            Star, Idaho 83669
                     -----------------------------------
                   (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (208) 233-8001

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                                                                      Stock
Name of Each Exchange on Which Registered:  None

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation 8-B is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form [ ] (not applicable)

The aggregate market value of the common voting stock held by non-affiliatesas of April 1, 2002: $2,775.00 (Since there has been no public market for these shares we have arbitrarily valued them at par value.)

Shares outstanding of the Issuer's common stock as of April 1
2002: 2,775,000

The issuer had no revenues for the year ended December 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE: None.


                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

(A) Business Development.

          Dendo Global Corp. ("Dendo" or the "Company") was organized under the laws of the State of Nevada on December 29, 1994, under the name "TopFlight Software, Inc." Dendo was formed to develop and market specialized software applications for pigeon breeders and racers. The operations were unsuccessful, and Dendo ceased all operations in 1998.

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

          On September 15, 1998, Dendo's Board of Directors and Majority Stockholders resolved to accept a Subscription Agreement of Cornelius A. Hofman dated August 27, 1998, for the purchase of
 2,500,000 "restricted securities" (common stock) of Dendo in consideration of the sum of $25,000. The 2,500,000 shares represented approximately 90% of the then outstanding voting securities of Dendo. Mr. Hofman was then designated to the Board of Directors in accordance with the Nevada Revised Statutes ("NRS") and the Bylaws of Dendo, and elected the President and Secretary; Joseph D. Nemelka, who had previously served as the sole director and executive officer, resigned.

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

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A) MARKET INFORMATION.

               There has been no "established trading market" for shares of common stock of Dendo during the past three years. Dendo has submitted it common stock for quotation on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD")and is currently in the review process.

     (B) HOLDERS.

               The number of record holders of Dendo's securities as of the date of this Report is approximately 46; based upon an examination of the current list of Dendo's stockholders, there are no securities held in the names of CEDE & Co., Depository Trust Company or any broker/dealer.

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

RESULTS OF OPERATIONS.


        Dendo has had no material operations for over four years.
It incurred losses of ($6,698), for the year ended December 31, 2001; and ($6,959) for the year ended December 31, 2000.

          There were no revenues during the periods ended December 31, 2001 and 2000. General and administrative expenses were $6,693 during December 31, 2001, and $7,046 during the period ended
December 31, 2000. These expenses are primarily legal and accounting costs.

LIQUIDITY.

          At year end December 31, 2001, cash in the bank was $142 compared to $7,242 for the year ended December 31, 2000, with liabilities of $2,149 and $2,571 respectively. $25,000 was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.

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

                            Date of          Date of
                           Positions       Election or       Termination
Name                         Held          Designation     or Resignation
----                      ----------       -----------     ---------------
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

SIGNIFICANT EMPLOYEES.

          Dendo has no significant employees who are not executive officers.

FAMILY RELATIONSHIPS.


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

Item 10.  EXECUTIVE COMPENSATION.


          The following table sets forth the aggregate compensation paid by Dendo for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation
  Annual Compensation                Awards                      Payouts

(a)          (b)         (c)       (d)   (e)     (f)    (g)   (h)    (i)
                                                          Secur-
                                                          ities          All
Name and      Year or                      Other   Rest-  Under-  LTIP  Other
Principal     Period      Salary    Bonus  Annual  ricted lying   Pay-  comp-
Position      Ended        ($)      ($)    Compen- Stock  Options outs ensat'n
------------------------------------------------------------------------------
Cornelius A.
Hofman      12/31/2001      0        0       0       0      0      0     0
President,
Secretary
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Dendo's management during the calendar years ended December 31, 2001 or 2000. Further, no member of Dendo's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

COMPENSATION OF DIRECTORS.

          There are no standard arrangements pursuant to which Dendo's directors are compensated for any services provided as director. No additional amounts are payable to Dendo's directors for committee participation or special assignments.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-CONTROL ARRANGEMENTS.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

          The following table sets forth the share holdings of those persons who own more than 5% of Dendo's common stock as of March 29, 2001.

                                Number of Shares       Percentage
Name and Address               Beneficially Owned      of Class
Cornelius A. Hofman                      2,500,000                      90%
5555 N. Star Ridge Way
Star, Idaho 83669

TOTAL                                    2,500,000                      90%

SECURITY OWNERSHIP OF MANAGEMENT.

           The following table sets forth the share holdings of Dendo's directors and executive officers as of the date of this Registration Statement:

                                    Number of Shares             Percentage of
Name and Address                    Beneficially Owned             of Class
----------------                    -------------------         -------------
Cornelius A. Hofman                 2,500,000                   90%
5555 N. Star Ridge Way
Star, Idaho 83669
  TOTAL                             2,500,000                   90%

All Directors and Officers
as a group (1)                      2,500,000                   90%

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

                                             DENDO GLOBAL CORP.

Date: April 1, 2002                        /s/Cornelius B. Hofman
                                           Cornelius B. Hofman
                                           Sole Director & Officer



                        DENDO GLOBAL CORPORATION
                    [A Development Stage Company]

                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2001




         CONTENTS                                          PAGE

Independent Auditors' Report                                1


Balance Sheet, December 31, 2001                            2


Statements of Operations, for the years ended
December 31, 2001 and 2000 and from inception
on December 29, 1994 through December 31,
2001                                                        3


Statement of Stockholders' Equity (Deficit),
from inception on December 29, 1994 through
December 31, 2001                                          4 - 5


Statements of Cash Flows for the years ended
December 31, 2001 and 2000 and from inception
on December 29, 1994 through December 31, 2001              6


Notes to Financial Statements                              7 - 9

INDEPENDENT AUDITORS' REPORT

Board of Directors
DENDO GLOBAL CORPORATION
Star, Idaho

We have audited the accompanying balance sheet of Dendo Global Corporation [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on December 29, 1994 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Dendo Global Corporation [a development stage company] as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on December 29, 1994 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note
5 to the financial statements, the Company has incurred losses since its inception has current liabilities in excess of current assets and has no on-going operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER & HARDY, P.C.



January 14, 2002
Salt Lake City, Utah

                         DENDO GLOBAL CORPORATION
                      [A Development Stage Company]

                              BALANCE SHEET



                                 ASSETS

                                                    December 31, 2001
CURRENT ASSETS:
     Cash                                           $         142


Total Current Assets                                $         142


			                                  $         142

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                               $       1,899
     Advanced from related party                              250

Total Current Liabilities                                   2,149


STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
          5,000,000 shares authorized, no
          shares issued and outstanding                                                                -
     Common stock, $.001 par value,
          50,000,000 shares authorized,
          2,775,000 shares issued and
          outstanding                                       2,775
     Capital in excess of par value                        70,398
     Deficit accumulated during the
          development stage                               (75,180)

          Total Stockholders' Equity (Deficit)             (2,007)

                                                        $     142



The accompanying notes are an integral part of these financial statements.



                         DENDO GLOBAL CORPORATION
                      [A Development Stage Company]


STATEMENTS OF OPERATIONS

                                      For the Years         From Inception
                                          Ended             On December 29,
                                      December 31,          1994 Through
                                                            December 31,
                                  2001          2000          2001

REVENUE:                        $   -        $    -        $      -

OPERATING EXPENSES:
     General and
      administrative              6,693          7,046         30,542

OPERATING LOSS                   (6,693)        (7,046)       (30,542)

OTHER INCOME:
     Interest income                 15             87            403

     Total Other Income              15             87            403

(LOSS) BEFORE INCOME TAXES       (6,678)        (6,959)       (30,139)

CURRENT INCOME TAX EXPENSE           -             -              -

DEFERRED INCOME TAX EXPENSE          -             -              -

LOSS FROM CONTINUING OPERATIONS  (6,678)        (6,959)       (30,139)

DISCONTINUED OPERATIONS:
     Loss from operations of
discontinued line of business        -             -          (45,041)

NET LOSS                        $(6,678)      $ (6,959)      $(75,180)


LOSS PER COMMON SHARE:
     Continuing operations     $  (.00)      $   (.00)      $   (.02)
     Discontinued operations        -	         -            (.03)
     Total Loss Per Share      $  (.00)      $   (.00)      $   (.05)






The accompanying notes are an integral part of these financial statements.

                              DENDO GLOBAL CORPORATION
                           [A Development Stage Company]

                          STATEMENT OF STOCKHOLDERS' EQUITY

                         FROM INCEPTION ON DECEMBER 29, 1994
                              THROUGH DECEMBER 31, 2001

                                         Deficit
                                                                   Accumulated
                      Preferred Stock    Common Stock   Capital in  During the
                                                         Excess of Development
                      Shares   Amount    Shares  Amount  Par Value  Stage
                    __________________________________________________________
BALANCE,
December 29, 1994       -    $   -        -    $   -    $    -     $    -

Issuance of common
stock to initial
stockholders for
cash at $.04 per
share, December,
  1994                  -        -      12,500      12       488        -

Net loss for the
period ended
December 31, 1994       -        -        -         -         -        (6)

                   ___________________________________________________________
BALANCE,
December 31, 1994       -        -     12,500      12       488        (6)

Issuance of common
stock for cash, at
$.01 to $.04 per
share, January to
February 1995           -        -    162,500     163     1,837         -

Issuance of common
stock for cash at
$.50 per share net
of offering costs of
$4,327, September to
December 1995           -        -    100,000     100    45,573         -

Net loss for the
year ended
December 31, 1995       -        -         -        -        -     (5,758)

                   ___________________________________________________________
BALANCE,
December 31, 1995       -        -    275,000     275   47,898    (5,764)

Net loss for the
year ended
December 31, 1996        -        -          -       -      -      (7,461)

                   ___________________________________________________________
BALANCE,
December 31, 1996        -        -     275,000    275   47,898   (13,225)

Net loss for the
year ended
December 31, 1997        -        -          -       -      -     (16,264)

                   ___________________________________________________________
BALANCE,
December 31, 1997        -        -     275,000    275  47,898    (29,489)

Issuance of
common stock for
cash at $.01 per share.
August, 1998             -        -   2,500,000  2,500  22,500          -

Net loss for the
year ended
December 31, 1998        -        -          -       -      -       (6,941)

                     _________________________________________________________
BALANCE,
December 31, 1998        -        -   2,775,000  2,775  70,398     (36,430)

Net loss for the
year ended
December 31, 1999        -        -          -       -       -     (25,113)

                    __________________________________________________________

[Continued]

                           DENDO GLOBAL CORPORATION
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                      FROM INCEPTION ON DECEMBER 29, 1994

                           THROUGH DECEMBER 31, 2001

                                   [CONTINUED]

                                                                      Deficit
                                                                   Accumulated
                       Preferred Stock    Common Stock  Capital in During the
                     ___________________________________Excess of  Development
                       Shares   Amount    Shares Amount Par Value   Stage
                     _________________________________________________________

BALANCE,
December 31, 1999        -        -    2,775,000   2,775   70,398     (61,543)

Net loss for the
year ended
December 31, 2000        -        -           -       -        -       (6,959)

                     _________________________________________________________
BALANCE,
December 31, 2000        -        -    2,775,000   2,775   70,398     (68,502)

Net loss for the
year ended
December 31, 2001        -        -           -       -        -       (6,678)
                     _________________________________________________________
Balance,
   December 31, 2001     -    $   -    2,775,000 $ 2,775 $ 70,398   $ (75,180)






 The accompanying notes are an integral part of these financial statements.

                            DENDO GLOBAL CORPORATION
                         [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                          For the Years        From Inception
                                             Ended             on December 29,
                                           December 31,         1994 Through
                                        ___________________      December 31,
                                        2001           2000         2001
                                        ____________________________________
Cash Flows Provided by Operating
Activities:
     Net loss                      $   (6,678)     $  (6,959)   $    (75,180)
     Adjustments to reconcile net
     loss to net cash used by
     operating activities:
     Depreciation and
     amortization expense                 -               -           10,339
       Noncash expense                    -               -            8,545
       Changes in assets and liabilities:
         Increase (decrease) in accounts
		payable 			     (672)          2,571          1,899

          Net Cash Flows (Used) by
          Operating Activities         (7,350)         (4,388)      (54,397)
                                        _____________________________________

Cash Flows Provided by Investing
Activities:
     Organization costs                    -               -          (330)
     Purchase of equipment                 -               -        (6,023)
     Payment of software development
     cost                                  -               -       (12,531)
                                        _____________________________________
     Net Cash (Used) by Investing
       Activities                          -               -       (18,884)
                                    _____________________________________
Cash Flows Provided by Financing
Activities:
     Proceeds from common stock
     issuance                               -               -        77,500
     Stock offering costs                   -               -        (4,327)
     Advance from related party            250              -           250
     Proceeds from capital lease            -               -         8,500
     Payments on capital lease              -               -        (8,500)
                                        _____________________________________
          Net Cash Provided by
          Financing Activities             250              -        73,423
                                        _____________________________________
Net Increase (Decrease) in Cash         (7,100)         (4,388)         142

Cash at Beginning of Period              7,242          11,630           -
                                        _____________________________________
Cash at End of Period               $      142      $    7,242     $     142
                                        _____________________________________



Supplemental Disclosures of Cash
Flow Information:
     Cash paid during the year for:
          Interest                      $       -      $       -     $      79
          Income taxes                  $       -      $       -     $       -

Supplemental Schedule of Noncash Investing and Financial Activities:
	      During the period from inception on December 29, 1994 through December 31, 2001:
		      During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.


The accompanying notes are an integral part of these financial statements.

                           DENDO GLOBAL CORPORATION
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Dendo Global Corporation ("the Company") was organized under the laws of the State of Nevada on December 29, 1994 as Top Flight Software, Inc. The Company subsequently changed its name to Dendo Global Corporation. The Company had been developing and marketing management software for pigeon breeders and racers. However, the business proved to be unsuccessful and during January 1999 the Company discontinued its operations and is now exploring various other business opportunities. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations" SFAS, No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK TRANSACTIONS

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of December 31, 2001 the Company issued 2,775,000 shares issued and outstanding.

                     DENDO GLOBAL CORPORATION
                     [A Development Stage Company]

                     NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK TRANSACTIONS [Continued]

Change in Control - During August 1998, an individual purchased 2,500,000 shares of common stock of the Company giving him a 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and director.

NOTE 3 - RELATED PARTY TRANSACTIONS

Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Management Compensation - The Company did not pay any cash compensation to its officers and directors during 2001 and 2000.

Advance - An officer/shareholder of the company has advanced
$250 to the Company on a non-interest bearing basis.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No.109 requires the Company to provide a net deferred tax/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $75,000, which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $25,600 and $23,200 at December 31, 2001 and 2000, respectively with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,400 during 2001.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing ro raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of theses uncertainties.


                        DENDO GLOBAL CORPORATION
                     [A Development Stage Company]

                     NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

                                        For the            From Inception
                                      Years Ended           on December 29,
                                      December 31,          1994 Through
                                    _______________________  December 31,
                                     2001            2000         2001
                                    _________   __________  _____________

Loss from continuing operations
available to common shareholders
(numerator)                         $ (6,678)    $  (6,959)  $  (30,139)
                                    ___________   ___________  ____________
Loss from discontinued operations
available to common shareholders
(numerator)                         $     -      $       -   $  (45,041)
                                    ___________   ___________  ____________
Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)  2,775,000      2,775,000    1,480,070
                                    ___________   ___________  ____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.