Form 10-Q
period 2002-03-31
DENDO GLOBAL CORP
filed 2002-05-16
CIK 1097945

U.S. Securities and Exchange Commission
                           Washington D.C. 20549

                              Form 10-QSB

            [X]  Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934.

                For the Quarter Ended March 31, 2002.

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


                        5555 N. Star Ridge Way
                         Star, Idaho 83669
               (Address of principal executive offices)

     Registrant's telephone no., including area code: (208) 233-8001

     N/A
     Former name, former address, and former
     fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock @ $.001
     par value.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No___.

Common Stock outstanding at May 15, 2002 - 26,500,000 shares of $.001 par value Common Stock.
DENDO GLOBAL CORPORATION
[A Development Stage Company]


UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2002

DENDO GLOBAL CORPORATION
[A Development Stage Company]




CONTENTS

PAGE

*         Unaudited Condensed Balance Sheets,
           March 31, 2002 and December 31, 2001                          2

          Unaudited Condensed Statements of Operations,
          for the three ended March 31, 2002.
          and 2001 and for the period from inception on
          December 29, 1994 through March 31, 2002.                      3

          Unaudited Condensed Statements of Cash Flows,
          for the three ended March 31, 2002. and
          2001 and for the period from inception on
          December 29, 1994 through March 31, 2002.                      4


          Notes to Unaudited Condensed Financial Statements          5 - 7

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
                                            March 31,           December 31,
                                            2002                   2001
                                          ___________           ___________
CURRENT ASSETS:
 Cash                                    $      135           $       142
                                          ___________           ___________
     Total Current Assets                $      135           $       142
                                          ___________           ___________
                                         $      135           $       142
                                          ___________           ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                   $    4,260           $    1,899
     Advance from
      related party                      $      250           $      250



Total Current Liabilities                $    4,510           $    2,149

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding                  -                   -

Common stock, $.001 par value,
50,000,000 shares authorized,
2,775,000 shares issued and
outstanding                                    2,775                 2,775

Capital in excess of par value                70,398                70,398
Deficit accumulated during the
development stage                            (77,548)              (77,180)
                                            __________         ___________
Total Stockholders' Equity                     4,375                (2,007)
                                            __________         ___________
                                           $     135          $        142
                                            __________         ___________

Note:     The balance sheet as of December 31, 2001 was taken from
the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            For the Three                  From Inception
                            Months Ended                   on December 29,
                            March 31,                      1994 Through
                                                                March 31,
                             2002             2001                 2002
                            ________        ________             _________
                                        REVENUE                   $       -     $      -              $       -

EXPENSES:
General and
Administrative                2,368           1,000                32,910
                                                                    ________       ________              ________
INCOME (LOSS)
FROM
OPERATIONS                   (2,368)         (1,000)              (32,910)

OTHER INCOME (EXPENSE):
Interest and other income         -              23                   403
                            ________         ________              _________
INCOME (LOSS) BEFORE
TAX PROVISION                (2,368)           (977)              (32,507)

CURRENT TAX EXPENSE               -               -                     -

DEFERRED TAX EXPENSE              -               -                     -
                            ________         ________             _________
INCOME (LOSS) FROM
CONTINUING OPERATIONS        (2,368)           (977)              (32,507)

DISCONTINUED OPERATIONS           -               -               (45,041)
                            ________         ________              ________
NET INCOME (LOSS)           $(2,368)        $  (977)             $(77,548)
                            ________         ________              ________
INCOME (LOSS) PER
COMMON SHARE:
   Continuing operations    $  (.00)        $  (.00)              $  (.02)
   Discontinued operations        -               -                  (.03)
                            ________         ________              ________
NET INCOME (LOSS)           $  (.00)        $  (.00)              $  (.05)
                            ________         ________              ________

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                       For the Three       From Inception
                                       Months Ended        on December 29,
                                       March 31            1994 Through
                                                           March 31,
                                      2002       2001             2002
Cash Flows Provided by Operating
Activities:
Net income (loss)                  $ (2,368)  $ ( 977)   $    (77,548)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Depreciation and amortization             -         -          10,339
  Non-cash expense                        -         -           8,545
  Changes in assets and liabilities:
  Increase (decrease) in accounts
  payable                             2,361       120           4,260
                                    ___________ _______   _____________
Net Cash Provided (Used)
 by Operating Activities                 (7)     (857)        (54,404)
                                    _________ __________   ___________
Cash Flows Provided by Investing
Activities
  Organizational costs                      -          -           (330)
  Purchase of equipment                     -          -         (6,023)
  Software purchase                         -          -        (12,531)
                                      _________   ________   ___________
Net Cash Provided by Investing
Activities                                  -         -         (18,884)
                                      _________   ________   ___________
Cash Flows Provided by Financing
Activities:
Proceeds from issuance of common
stock                                       -         -          77,500
Stock offering costs                        -         -          (4,327)
 Advance from related party                 -         -             250
Proceeds from capital lease                 -         -           8,500
Payments on capital lease                   -         -          (8,500)
                                      _________   ________   ___________
Net Cash Provided by Financing
Activities                                  -         -          73,423
                                       ________   ________   ___________
Net Increase (Decrease) in Cash             (7)     (857)           135

Cash at Beginning of Period                142     7,242              -
                                       _________  ________   ___________
Cash at End of Period                $     135   $ 6,385      $     135
                                       _________  ________   ___________
Supplemental Disclosures of Cash
Flow Information:

  Cash paid during the period for:
    Interest                         $       -   $     -     $       79
    Income taxes                     $       -   $     -     $        -

Supplemental Schedule of Non-cash Investing and Financing
Activities:

For the period from inception on December 29, 1994 through March31,2002: During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations",
SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of March 31, 2002 the Company had 2,775,000 shares issued and outstanding.

Change in Control - During August 1999, an individual purchased 2,500,000 shares of common stock of the Company giving him 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and board member.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2002, operating loss carryforwards of approximately $77,000, which may be applied against future taxable income and which expire in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $26,200 as of March 31, 2002 with an offsetting valuation allowance at March 31, 2002 of the same amount. The change in the valuation allowance for the three months ended March 31, 2002 is approximately $800.

NOTE 4 - RELATED PARTY TRANSACTIONS

Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Management Compensation - The Company did not pay any cash compensation to its officers and directors during 2002.

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

NOTE 6 - LOSS PER COMMON SHARE

The following data shows the amounts used in computing loss per share:

                                 For the Three          From Inception
                                 Months Ended           on December 29,
                                    March 31             1994 Through
                                                           March 31
                              2002           2001             2002
                             _______       ________        ______________
Income (loss) from
continuing operations
available to common
shareholders (numerator)      $(2,368) $  (977)         $  (32,507)
                             _________ _________        ______________
Income (loss) from
discontinued operations
available to common
shareholders (numerator)            -        -             (45,041)
                             _________ __________        ____________
Weighted average number of
common shares outstanding
used in loss per share for
the period (denominator)     2,775,000 2,775,000         1,524,066
                             _________ _________         ___________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

ITEM 2.

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations

     Plan of Operation

     Dendo has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. During the next nine months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

     Liquidity and Capital Resources

During the period ended March 31, 2002, cash in the bank was $135 compared to $6,385 for the period ended March 31, 2001, with liabilities of $4,510 and $2,571 respectively.


      Results of Operations

     Dendo has had no material operations for over five years.
It incurred losses of ($2,368), for the three-month period ended
March 31, 2002; and ($977)for the period ended March 31, 2001.

      There were no material revenues during the periods ended
March 31, 2002 and 2001. General and administrative expenses were $2,368 during March 31, 2001, and $1,000 during the period ended
March 31, 2001. These expenses are primarily legal and accounting costs.


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

     Dendo Global Corp.

Date: 05/15/02                 By /s/ Cornelius Hofman
                                      Cornelius Hofman
                                      President and Chief
                                Executive Officer