Form 10-Q
period 2002-06-30
DENDO GLOBAL CORP
filed 2002-08-12
CIK 1097945

U.S. Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended June 30, 2002

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

Common Stock outstanding at August 9, 2002 - 26,500,000 shares of $.001 par value Common Stock.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2002
CONTENTS

PAGE
*    Unaudited Condensed Balance Sheets,
     June 30, 2002 and December 31, 2001     2

          Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2002 and 2001 and for the period from inception on December 29, 1994 through June 30, 2002 3

          Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2002 and 2001 and for the period from inception on December 29, 1994 through June 30, 2002 4


      Notes to Unaudited Condensed Financial Statements       5 - 7


DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS


ASSETS

                                        June  30,      December 31,
                                             2002          2001
                                        ___________       ___________
CURRENT ASSETS:
     Cash                                $       89       $        142
                                          ___________       ___________
     Total Current Assets                $       89       $        142
                                          ___________       ___________
                                          $       89       $        142
                                          ____________     ____________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
Accounts payable                          $   5,240         $     1,899
Advance from related party                      250                 250
                         __________        ____________
Total Current Liabilities                 $   5,490         $     2,149
                                          __________        ____________

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding                  -                   -

Common stock, $.001 par value,
50,000,000 shares authorized,
2,775,000 shares issued and
outstanding                                   2,775               2,775

Capital in excess of par value               70,398              70,398
Deficit accumulated during the
development stage                           (78,574)            (75,180)
                                          __________         ___________
Total Stockholders' Equity (Deficit)         (5,401)             (2,007)
                                          __________         ___________
                                          $      89          $      142
                                          __________         ___________

Note: The balance sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

               For the Three  For the Six    From Inception
               Months Ended   Months Ended   on December 29,
               June 30,  June 30,  1994 Through
               ____________________     ____________________     June 30,
               2002 2001 2002 2001 2002
               ________  ________  ________  ________  _________
REVENUE                  $       -   $      -   $      -  $      -  $
-

EXPENSES:
     General and
          Administrative        1,026   526  3,394     1,526     33,936
               ________  ________  ________  ________  _________
OPERATING LOSS (1,026)   (526)            (3,394)    (1,526)     (33,936)

OTHER INCOME:
     Interest income     -    5    -    28    403
               ________  ________  ________  ________  _________
LOSS BEFORE INCOME TAXES (1,026)   (521)     (3,394)   (1,498)
(33,533)

CURRENT TAX EXPENSE -    -    -    -    -

DEFERRED TAX EXPENSE     -    -    -    -    -
               ________  ________  ________  ________  _________
LOSS FROM
  CONTINUING OPERATIONS  (1,026)   (521)     (3,394)   (1,498)   (33,533)

LOSS FROM
  DISCONTINUED OPERATIONS     -    -    -    -    (45,041)
               ________  ________  ________  ________  _________
NET LOSS       $    (1,026)   $    (521)     $    (3,394)   $
(1,498)   $    (78,574)
               _________ _________ _________ _________ __________

LOSS PER COMMON SHARE:
     Continuing operations  $   (.00)$    (.00) $    (.00) $   (.00) $
(.02)
     Discontinued operations       -         -          -         -
(.03)
               ________  ________  ________  ________  _________
TOTAL LOSS PER SHARE:     $   (.00)$    (.00) $    (.00) $   (.00) $     (.05)
               _________ _________ _________ _________ __________


The accompanying notes are an integral part of these unaudited condensed financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                         For the Six       From Inception
                                   Months Ended       on December 29,
                                                            June 30,     1994 Through
                                   June 30,
                                 2002       2001             2002
Cash Flows Provided by Operating
Activities:
Net loss                            $ (3,394)  $ (1,498)   $    (78,574)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Depreciation and amortization              -          -          10,339
     Non-cash expense                          -          -           8,545
     Changes in assets and liabilities:
     Increase (decrease) in accounts
  payable                              3,341       (350)          5,240
                                     ___________ _______   _____________
Net Cash Flows Used by Operating
Activities                               (53)    (1,848)        (54,450)
                                      _________ __________   ___________

Cash Flows Provided by Investing Activities

     Organizational costs                      -          -           (330)
     Purchase of equipment                     -          -         (6,023)
     Software purchase                         -          -        (12,531)
                                      _________   ________   ___________

Net Cash Provided by Investing
Activities                                  -         -         (18,884)
                                      _________   ________   ___________

Cash Flows Provided by Financing
Activities:
Proceeds from issuance of common
stock                                       -         -          77,500
Stock offering costs                        -         -          (4,327)
Advance from related party
   -         -             250
Proceeds from capital lease                 -         -           8,500
Payments on capital lease                   -         -          (8,500)
                                      _________   ________   ___________


Net Cash Provided by Financing
Activities                                  -         -          73,423
                                       ________   ________   ___________
Net Increase (Decrease) in Cash           (53)   (1,848)             89

Cash at Beginning of Period               142     7,242              -
                                        _________  ________
___________
Cash at End of Period                $     89   $ 5,394      $       89
                                       _________  ________   ___________

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
       Interest                         $       -   $     -     $       79
       Income taxes                     $      -    $     -    $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on December 29, 1994 through June
30, 2002:During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.





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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2001 audited financial statements. The results of operations for the period ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS
No. 143, "Accounting for Asset Retirement Obligations", SFAS 144," Accounting for the Impairment or Disposal of Long-lived Assets", and SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections: were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.
DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of June 30, 2002 and December 31, 2001 the Company had 2,775,000 shares issued and outstanding.

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

Management Compensation - The Company did not pay any cash compensation to its officers and directors during the six months ended June 30, 2002 and 2001.

Advance - An officer/shareholder of the Company has advance $250 to the Company on a non-interest bearing basis.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002 the Company has available unused operating loss carryforwards of approximately $78,000, which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $26,700 and $25,600 at June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,100 during 2002.

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

NOTE 6 - LOSS PER COMMON SHARE

The following data shows the amounts used in computing loss per share:

                      For the Three    For the Six      From Inception
                      Months Ended     Months Ended      on December 29,
                         June 30,       June 30,          1994 Through
                                                              June 30,
                      2002      2001   2002      2001           2002
                   _______  _______ _______   ________ ______________
Income (loss) from
continuing operations
available to common
shareholders
(numerator)        $(1,026) $  (521)  $ (3,394) $ (1,498)    $  (33,533)
                     _______  _______ _________ _________ ______________
Income (loss) from
discontinued
operations
available to common
shareholders
(numerator)              -        -          -         -        (45,041)
                     _______  _______ _________ __________ ____________
Weighted average
number of common
shares outstanding
used in loss per
share for the
period
(denominator)     2,775,000  2,775,000 2,775,000 2,775,000    1,565,611
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

     Liquidity and Capital Resources

During the period ended June 30, 2002, cash in the bank was $89 compared to $5,394 for the period ended June 30, 2001, with
liabilities of $5,490 and $2,221 respectively.  $25,000
was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.


          Results of Operations
     Three-months and Six - months periods ended June 30, 2002 and June 30,
2001

Dendo has had no material operations for over five years. It incurred losses of ($1,026), for the three-month period ended
June 30, 2002; and ($521) for the period ended June 30, 2001.

There were no material revenues during the periods ended June 30, 2002 and 2001. General and administrative expenses were $1,026 during June 30, 2002, and $521 during the period ended June
30, 2001.  These expenses are primarily legal and accounting costs.


PART II - OTHER INFORMATION

ITEM I Legal Proceedings
    None.

ITEM 2 Change in Securities
    None.

ITEM 3 Defaults on Senior Securities
    None.

ITEM 4 Submission on Matters to a Vote of Security Holders
    None.

ITEM 5 Other Information
    None.

ITEM 6 Exhibits and Reports on Form 8-K
(A) Exhibits
    None.

(B) Reports on Form 8-K;
    None.







CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Dendo Global Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cornelius Hofman, Chief Executive Officer, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)    The Report fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934;
and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


SIGNATURES

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

     Dendo Global Corp.

Date: 08/12/02                 By /s/ Cornelius Hofman
                                      Cornelius Hofman
                                      President and Chief
                 Executive Officer