Form 10-Q
period 2002-09-30
DENDO GLOBAL CORP
filed 2002-11-20
CIK 1097945

U.S. Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended September 30, 2002

OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number:

Dendo Global Corporation
(name of small business issuer as specified in its charter)

			 Nevada                         87-0533626
	(State of other jurisdiction of  		(I.R.S. employer
       incorporation or organization)		identification No.)


	5555 N. Starridge Way
	Star, Idaho 83669
	(Address of principal executive offices)

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

Common Stock outstanding at November 19, 2002 - 2,775,000 shares of $.001 par value Common Stock.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2002
CONTENTS

PAGE
*	Unaudited Condensed Balance Sheets,
	September 30, 2002 and December 31, 2001	2

		Unaudited Condensed Statements of Operations,
	for the three and nine months ended September 30, 2002
	and 2001 and for the period from inception on
	December 29, 1994 through September 30, 2002	3

		Unaudited Condensed Statements of Cash Flows,
	for the nine months ended September 30, 2002 and
	2001 and for the period from inception on
	December 29, 1994 through September 30, 2002	4


      Notes to Unaudited Condensed Financial Statements       5 - 8


DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS


ASSETS

                                    	September 30,	December 31,
                                             2002	         2001
                                        ___________       ___________
CURRENT ASSETS:
	Cash                                $    1,025       $        142
                                          ___________       ___________
	Total Current Assets                $    1,025       $        142
                                          ___________       ___________
                                          $    1,025       $        142
                                          ____________     ____________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
Accounts payable                          $   6,383        $      1,899
Advance from related party                      250                 250
Accrued interest payable - related party          2                 -
Note payable - related party                  1,000                 -
                                         __________        ____________

Total Current Liabilities                 $   7,635         $     2,149
                                          __________        ____________

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding                  -                   -

Common stock, $.001 par value,
50,000,000 shares authorized,
2,775,000 shares issued and
outstanding                                   2,775               2,775

Capital in excess of par value               70,398              70,398
Deficit accumulated during the
development stage                           (79,783)            (75,180)
                                          __________         ___________
Total Stockholders' Equity (Deficit)         (6,610)             (2,007)
                                          __________         ___________
                                          $   1,025          $      142
                                          __________         ___________

Note:	The balance sheet as of December 31, 2001 was taken
		from the audited financial statements at that date and condensed.
The accompanying notes are an integral part of these unaudited condensed financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Three	For the Nine	From Inception
			Months Ended	Months Ended	on December 29,
			September 30,	September 30,	1994 Through
			____________________	____________________	September 30,
			2002	2001	2002	2001	2002
			________	________	________	________	_________
REVENUE	               $       -   $      -   $      -  $      -  $       -

EXPENSES:
	General and
		Administrative        1,207     4,050		4,601 	5,221 	35,143
			________	________	________	________	_________
OPERATING LOSS	(1,207)	(4,050)	       (4,601)	   (5,221)	(35,143)

OTHER INCOME:
 (EXPENSE):
	Interest income	-	 3 	- 	15 	 403
	Interest expense	(2)	 - 	(2)	 - 	(2)
		Total Other
		Income
		(Expense)	(2)	3 	(2)	15 	401
			______	 _______	_______	_______	________

LOSS BEFORE INCOME TAXES	(1,209)	(4,047)	(4,603)	(5,206)	(34,742)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-
			________	________	________	________	_________
LOSS FROM
  CONTINUING OPERATIONS	(1,209)	(4,047)	(4,603)	(5,206)	(34,742)

DISCONTINUED OPERATIONS
 Loss from operations of
  discontinued line of
  business	-	-	-	-	(45,041)
			________	________	________	________	_________
NET LOSS		$	(1,209)	$	(4,047)	$	(4,603)	$	(5,206)	$	(79,783)
			_________	_________	_________	_________	__________

LOSS PER COMMON SHARE:
	Continuing operations  $   (.00)$    (.00) $    (.00) $   (.00) $     (.02)
	Discontinued operations       -         -          -         -        (.03)
			________	________	________	________	_________
TOTAL LOSS PER SHARE:     $   (.00)$    (.00) $    (.00) $   (.00) $     (.05)
			_________	_________	_________	_________	__________


The accompanying notes are an integral part of these unaudited condensed financial statements.

DENDO GLOBAL CORPORATION
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                      			For the Nine       From Inception
                                    Months Ended       on December 29,
                                   September 30,       1994 Through
                                                September 30,                                   2002       2001             2002
Cash Flows Provided by Operating
Activities:
Net loss                            $ (4,603)  $ (5,206)   $    (79,783)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Depreciation and amortization              -          -          10,339
	Non-cash expense                          -          -          8,545
	Changes in assets and liabilities:
	Increase (decrease) in accounts
  payable                              4,484     (1,576)          6,383
 Increase in accrued interest-
   payable - related party                 2          -               2
                                     ___________ _______   _____________
Net Cash Flows Used by Operating
Activities                              (117)    (6,782)        (54,514)
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
                                      _________   ________   ___________

Cash Flows Provided by Financing
Activities:
Proceeds from issuance of common
stock                                       -         -          77,500
Stock offering costs                        -         -          (4,327)
Advance from related party	                                                     -         -             250
Proceeds from capital lease                 -         -           8,500
Payments on capital lease                   -         -          (8,500)
Proceeds from note payable -
   related party 	                             	       1,000         	 	    1,000
                                       ________   ________   ___________
Cash Provided by Financing
Activities                              1,000         -          74,423
                                       ________   ________   ___________
Net Increase (Decrease) in Cash           883    (6,782)          1,025

Cash at Beginning of Period               142     7,242           -

Cash at End of Period                $  1,025   $   460      $    1,025
                                     _________  ________   ___________

Supplemental Disclosures of Cash Flow Information:

	Cash paid during the period for:
	  Interest                         $       -   $     -     $       79
	  Income taxes                     $       -   $     -     $        -



Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on December 29, 1994 through September
30, 2002:
During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2001 audited financial statements. The results of operations for the period ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations",
SFAS 144,"Accounting for the Impairment or Disposal of Long-lived Assets", and SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
o. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147,"Acquisitions of Certain Financial


DENDO GLOBAL CORPORATION
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Institutions - an Amendment of FASB Statements No. 72 and
144 and FASB interpretation No. 9", were recently issued.
SFAS No. 141,142, 143, 144, 145, 146 and 147 have no
current applicability to the Company or their effect on the financial statements would not have been significant.


NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of September 30, 2002 and December 31, 2001 the Company had 2,775,000 shares issued and outstanding.
Change in Control - During August 1998, an individual purchased 2,500,000 shares of common stock of the Company giving him 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.01 per share). The former officer and director resigned and the individual was elected as the new president and board member.


NOTE 3 - RELATED PARTY TRANSACTIONS

Rent - The Company has not had a need to rent office space.
An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Management Compensation - The Company did not pay any cash compensation to its officers and directors during the nine months ended September 30, 2002 and 2001.

Advance - An officer/shareholder of the Company has advanced
$250 to the Company on a non-interest bearing basis.

Note Payable - On September 11, 2002, the Company signed a $1,000 notepayable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. AtSeptember 30, 2002, accrued interest payable on the note amounted to $2.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002 the Company has available unused operating loss carryforwards of approximately $79,800, which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $27,100 and $25,600 at September 30,2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,500 during the nine months ended September 20, 2002.

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

NOTE 6 - LOSS PER COMMON SHARE

The following data shows the amounts used in computing loss per share:

                      For the Three    For the Nine       From Inception
                      Months Ended     Months Ended       on December 29,
                      September 30,    September 30,       1994 Through
                                                            September 30,
                      2002      2001   2002      2001           2002
                    _______  _______ _______   ________ ______________
Loss from
continuing operations
available to common
shareholders
(numerator)        $(1,209) $ (4,047) $(4,603)  $ (5,206)    $  (34,742)
                     _______  _______ _________ _________ ______________
Loss from
discontinued
operations
available to common
shareholders
(numerator)              -        -          -         -        (45,041)
                     _______  _______ _________ __________ ____________
Weighted average
number of common
shares outstanding
used in loss per
share for the
period
(denominator)     2,775,000  2,775,000 2,775,000 2,775,000    1,604,899
                     _______  _______ __________ _________  ___________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.



ITEM 2.

	Management's Discussion and Analysis of Financial Condition And Results of Operations

	Plan of Operation

Dendo has not engaged in any material operations or had any revenues from operations during the last three fiscal years.
The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. During the next two months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

	Liquidity and Capital Resources

During the period ended September 30, 2002, cash in the bank was $1,025compared to $460 for the period ended September 30, 2001, with liabilities of $7,635 and $995 respectively. $25,000 was provided bysubscriptions for the purchase of 2,500,000 shares of Dendo's commonstock at a price of $0.01 per share during 1998.


		Results of Operations
	Three-months and Nine-months periods ended September 30,
2002 and 	September 30, 2001

Dendo has had no material operations for over five years. It incurred losses of ($1,209), for the three-month period ended
September 30, 2002; and ($4,047) for the period ended September
30, 2001.

There were no material revenues during the periods ended
September 30,2002 and 2001. General and administrative expenses were $1,207 for the three-month period ended September 30, 2002, and $4,050 during the same period ended September 30, 2001.
These expenses are primarily legal and accounting costs.

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

ITEM 5 Other Information
    None.

ITEM 6 Exhibits and Reports on Form 8-K
(A) Exhibits
    None.

(B) Reports on Form 8-K;
    None.







CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Dendo Global Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cornelius Hofman, Chief Executive Officer, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

	Dendo Global Corp.

Date: 11/19/02                 By /s/ Cornelius Hofman
                                      Cornelius Hofman
                                      President and Chief
	            Executive Officer