Form 10-K
period 2003-01-31
DENDO GLOBAL CORP
filed 2003-03-27
CIK 1097945

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                             FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

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
(State or other jurisdiction of           (I.R.S. incorporation or
        organization)                    Employer Identification No.)

                          5555 N. Star Ridge Way
                            Star, Idaho 83669
                            ------------------
                   (Address of Principal Executive Office)

Issuer's Telephone Number:  (208) 233-8001

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                                                                      Stock
Name of Each Exchange on Which Registered:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation 8-B is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form [ ] (Not applicable)

The issuer had $1 in revenues for the year ended December 31, 2002.

The aggregate market value of the common voting stock held by non-affiliates as of March 12, 2003: $2,775.00 (Since there has been no public market for these shares ,we have arbitrarily valued them at par value.)

Shares outstanding of the Issuer's common stock as of March 12 2003: 2,775,000

DOCUMENTS INCORPORATED BY REFERENCE: None.


                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

(A) Business Development.

          From Inception to December 31, 2002.

          Dendo Global Corp. ("Dendo" or the "Company") was organized under the laws of the State of Nevada on December 29, 1994, under the name "Top Flight Software, Inc." Dendo was formed to develop and market specialized software applications for pigeon breeders and racers. The operations were unsuccessful, and Dendo ceased all operations in 1998.

          Pursuant to a Limited Offering Memorandum dated July 31, 1995, Dendo conducted a public offering of 100,000 shares of its common stock at an offering price of $.50 per share. The offer and sale of these securities was not registered with the Securities and Exchange Commission because they were believed to be exempt from registration under Section 3(b) of the Securities Act of 1933, as amended, pursuant to Rule 504 of Regulation D promulgated thereunder by the Securities and Exchange Commission.

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

          Events Subsequent to December 31, 2002.

          Effective Marc 21, 2002, Dendo effected a forward split of its outstanding common stock by dividend on a basis of five for one, requiring a mandatory exchange of stock certificates to receive the dividend.

          On February 20, 2003, we signed a Letter of Intent with U.S. Wireless Online, Inc., a Georgia corporation ("U.S. Wireless"), regarding a proposed Agreement and Plan of Reorganization (the "Agreement"), pursuant to which Dendo may acquire all of the outstanding securities of U.S. Wireless for 18,000,000 post-dividend shares, while cancelling approximately 13,875,000 post-dividend shares so that the post-reorganized Dendo would have approximately 20,000,000 outstanding shares of common stock, excluding options and similar securities presently being determined. As an additional condition of closing, U.S. Wireless is to raise a minimum of $250,000, with the funds to be released to the reorganized Dendo upon closing. There is no assurance that this reorganization will be completed, and the respective parties are in the "due diligence" process of investigating each other. U.S. Wireless was formed in 2000 to take advantage of opportunities in the broadband data marketplace, including the "last mile" high speed Internet access, mobile Internet access and other high speed access products.

(B)  Business.

           Our Company is not currently engaged in any substantive business activity and, except as discussed below, we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.

          If we do not complete the U.S. Wireless reorganization, our plan of operation for the next 12 months will be to:(i) consider industries in which our Company may have an interest; (ii) adopt a business plan with respect to the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in the industry selected.

          We do not intend to restrict our search to any particular business or industry, and the areas in which we will seek out particular business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of transactions, regardless of the prospects, would require us to issue a substantial number of shares of our common stock, usually amounting to between 80% and 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in the Company.

          It the U.S. Wireless reorganization is not completed, management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

          Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

          Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

          We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

          The Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

          Although Dendo currently has no plans to do so, depending on the nature and extent of services rendered, it may compensate members of management in the future for services that they may perform for the Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

          Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may also present a conflict of interest for such individuals. Except as discussed above with respect to the US Wireless letter of intent, we have no present arrangements or understandings respecting any of these types of fees or opportunities.

Item 2.PROPERTIES

          Dendo has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its President, Cornelius A. Hofman, and are provided at no cost. Because Dendo has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing and filing its Securities and Exchange Commission reports and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Hofman of providing the use of his office and telephone have been minimal.

Item 3. LEGAL PROCEEDINGS.

          There are not currently any material pending legal proceedings, to which the Company is a party or of which any of its property is subject and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this Annual Report.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A) Market Information.

               There has been no "established trading market" or public market for shares of common stock of Dendo during the past three years.

     (B) Holders.

               The number of record holders of Dendo's securities as of the date of this Annual Report is approximately 46; based upon an examination of the current list of Dendo's stockholders, there are no securities held in the names of CEDE & Co., Depository Trust Company or any broker/dealer.

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

     (D) Recent Sales of Unregistered Securities.

              Dendo has not sold any equity securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended (the "Securities Act.")

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     (A) Plan of Operation.

          If we do not complete the U.S. Wireless reorganization, our plan of operation for the next 12 months will be to:(i) consider industries in which our Company may have an interest; (ii) adopt a business plan with respect to the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in the industry selected.

          During the next 12 months, Dendo's only foreseeable cash requirements will relate to maintaining Dendo in good standing or the payment of expenses associated with reviewing or investigating any potential business venture; current cash assets are believed to be sufficient for this purpose during the next 12 months.

     (B) Results of Operations.

          Dendo has had no material operations for over four years.
It incurred losses of ($5,959), for the year ended December 31, 2002; and ($6,678) for the year ended December 31, 2001.

          There was $1 in revenues during the year ended December 31, 2002 and no revenue during 2001. General and administrative expenses were $5,959 during December 31, 2002, and $6,678 during the year ended December 31, 2001. These expenses are primarily legal and accounting costs.

     (C) Liquidity.

          At year end December 31, 2002, cash in the bank was $316, with liabilities of $8,282. $25,000 was provided by subscriptions for the purchase of 2,500,000 shares of Dendo's common stock at a price of $0.01 per share during 1998.

Item 7.  FINANCIAL STATEMENTS.

     See attached financial statements.
                        DENDO GLOBAL CORPORATION
                    [A Development Stage Company]

                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2001




         CONTENTS                                          PAGE

Independent Auditors' Report                                1


Balance Sheet, December 31, 2002                            2


Statements of Operations, for the years ended
December 31, 2002 and 2001 and from inception
on December 29, 1994 through December 31,
2002                                                        3


Statement of Stockholders' Equity (Deficit),
from inception on December 29, 1994 through
December 31, 2002                                          4 - 5


Statements of Cash Flows for the years ended
December 31, 2002 and 2001 and from inception
on December 29, 1994 through December 31, 2002              6


Notes to Financial Statements                              7 - 9

INDEPENDENT AUDITORS' REPORT

Board of Directors
DENDO GLOBAL CORPORATION
Star, Idaho

We have audited the accompanying balance sheet of Dendo Global Corporation [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on December 29, 1994 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Dendo Global Corporation [a development stage company] as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on December 29, 1994 through December 31, 2001, in conformity with generally accepted accounting principles.

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



March 11, 2003
Salt Lake City, Utah

                         DENDO GLOBAL CORPORATION
                      [A Development Stage Company]

                              BALANCE SHEET



                                 ASSETS


                                                       December 31, 2002

CURRENT ASSETS:
     Cash                                           $         316


Total Current Assets
                                                    $         316
                                                    -------------
                                                    $         316

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                               $       7,005
     Advanced from related party                              250
     Accrued interest-related party                            27
     Note Payable-related party                             1,000
                                                    -------------
Total Current Liabilities                           $       8,282


STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
          5,000,000 shares authorized, no
          shares issued and outstanding                         -

     Common stock, $.001 par value,
          50,000,000 shares authorized,
          2,775,000 shares issued and
          outstanding                                       2,775

     Capital in excess of par value                        70,398
     Deficit accumulated during the
          development stage                               (81,139)

          Total Stockholders' Equity (Deficit)             (7,966)
                                                       -------------
                                                        $     316


The accompanying notes are an integral part of these financial statements.










                    DENDO GLOBAL CORPORATION
                      [A Development Stage Company]


STATEMENTS OF OPERATIONS

                                      For the Years         From Inception
                                          Ended             On December 29,
                                      December 31,          1994 Through
                                                            December 31,
                                  2002          2001          2002

REVENUE:                        $   -        $    -        $      -

OPERATING EXPENSES:
     General and
      administrative              5,933          6,693         36,475

OPERATING LOSS                   (5,933)        (6,693)       (36,475)

OTHER INCOME:
     Interest income                  1             15            404

     Total Other Income              15             87            (27)

(LOSS) BEFORE INCOME TAXES       (5,959)        (6,678)       (36,098)

CURRENT INCOME TAX EXPENSE           -             -              -

DEFERRED INCOME TAX EXPENSE          -             -              -

LOSS FROM CONTINUING OPERATIONS  (5,959)        (6,678)       (36,098)

DISCONTINUED OPERATIONS:
     Loss from operations of
discontinued line of business        -             -          (45,041)

NET LOSS                        $(5,959)      $ (6,678)      $(81,139)


LOSS PER COMMON SHARE:
     Continuing operations     $  (.00)      $   (.00)      $   (.02)
     Discontinued operations        -            -            (.03)
     Total Loss Per Share      $  (.00)      $   (.00)      $   (.05)



The accompanying notes are an integral part of these financial statements.

                              DENDO GLOBAL CORPORATION
                           [A Development Stage Company]

                          STATEMENT OF STOCKHOLDERS' EQUITY

                         FROM INCEPTION ON DECEMBER 29, 1994
                              THROUGH DECEMBER 31, 2002

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

                           THROUGH DECEMBER 31, 2002

                                   [CONTINUED]

                                                                      Deficit
                                                                   Accumulated
                       Preferred Stock    Common Stock  Capital in During the
                     ___________________________________Excess of  Development
                       Shares   Amount    Shares Amount Par Value   Stage
                     _________________________________________________________

BALANCE,
December 31, 1999        -        -    2,775,000   2,775   70,398     (61,543)

Net loss for the
year ended
December 31, 2000        -        -           -       -        -       (6,959)

                     _________________________________________________________
BALANCE,
December 31, 2000        -        -    2,775,000   2,775   70,398     (68,502)

Net loss for the
year ended
December 31, 2001        -        -           -       -        -       (6,678)
                     _________________________________________________________
Balance,
   December 31, 2001     -    $   -    2,775,000 $ 2,775 $ 70,398   $ (75,180)

Net loss for the
year ended
December 31, 2002         -        -           -       -        -
(5,959)

Balance,
December 31, 2002        -    $   -    2,775,000 $ 2,775 $ 70,398   $ (81,139)






 The accompanying notes are an integral part of these financial statements.

                            DENDO GLOBAL CORPORATION
                         [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                          For the Years        From Inception
                                             Ended             on December 29,
                                           December 31,         1994 Through
                                        ___________________      December 31,
                                        2002           2001         2002
                                        ____________________________________
Cash Flows Provided by Operating
Activities:
     Net loss                      $   (5,959)     $  (6,678)   $    (81,139)
     Adjustments to reconcile net
     loss to net cash used by
     operating activities:
     Depreciation and
     amortization expense                 -               -           10,339
       Noncash expense                    -               -            8,545
       Changes in assets and liabilities:
         Increase (decrease) in accounts
          payable                  5,106          (672)          7,005
        Increase in accrued interest
        - related party              27          -            27

          Net Cash Flows (Used) by
          Operating Activities            (826)       (7,350)        (55,223)
                                        _____________________________________

Cash Flows Provided by Investing
Activities:
     Organization costs                    -               -          (330)
     Purchase of equipment                 -               -        (6,023)
     Payment of software development
     cost                                  -               -       (12,531)
                                        _____________________________________
     Net Cash (Used) by Investing
       Activities                          -               -       (18,884)
                                    _____________________________________
Cash Flows Provided by Financing
Activities:
     Proceeds from common stock
     issuance                               -               -        77,500
     Stock offering costs                   -               -        (4,327)
     Advance from related party             -             250           250
     Proceeds from note payable
     - related party                    1,000               -        1,000
     Proceeds from capital lease            -               -         8,500
     Payments on capital lease              -               -        (8,500)
                                        _____________________________________
          Net Cash Provided by
          Financing Activities          1,000             250        73,423
                                        _____________________________________
Net Increase (Decrease) in Cash           174          (7,100)          316

Cash at Beginning of Period               142           7,242           -
                                        _____________________________________
Cash at End of Period               $     142      $      142     $     316
                                        _____________________________________


Supplemental Disclosures of Cash
Flow Information:
     Cash paid during the year for:
          Interest                      $       -      $       -     $      79
          Income taxes                  $       -      $       -     $       -

Supplemental Schedule of Noncash Investing and Financial Activities:
      During the period from inception on December 29, 1994 through December 31, 2002:
           During 1999, the Company transferred assets with a net book value of $8,545 to its former president for compensation expense.


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

NOTE 2 - CAPITAL STOCK TRANSACTIONS

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. As of December 31, 2002 the Company issued 2,775,000 shares issued and outstanding.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Note Payable - On September 11, 2002, the Company signed a $1,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. At December 31, 2002, accrued interest payable on the note amounted to $27.

Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Management Compensation - The Company did not pay any cash compensation to its officers and directors during 2002 and 2001.

Advance - An officer/shareholder of the company has advanced $250 to the Company on a non-interest bearing basis.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No.109 requires the Company to provide a net deferred tax/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $80,600, which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $27,400 and $25,600 at December 31,2002 and 2001, respectively with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,800 during 2002.

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


                        DENDO GLOBAL CORPORATION
                     [A Development Stage Company]

                     NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

                                        For the            From Inception
                                      Years Ended           on December 29,
                                      December 31,          1994 Through
                                    _______________________  December 31,
                                     2002            2001         2002
                                    _________   __________  _____________

Loss from continuing operations
available to common shareholders
(numerator)                         $ (5,959)    $  (6,678)  $  (36,098)
                                    ___________   ___________  ____________
Loss from discontinued operations
available to common shareholders
(numerator)                         $     -      $       -   $  (45,041)
                                    ___________   ___________  ____________
Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)  2,775,000      2,775,000    1,641,715
                                    ___________   ___________  ____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two most recent fiscal years, there has not been any change in the principal independent accountant for the Company, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

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

                            Date of          Date of
                           Positions       Election or       Termination
Name                         Held          Designation     or Resignation
----                      ----------       -----------     ---------------
Cornelius A.
Hofman                    President        9/15/98              *
                          Secretary        9/15/98              *
                          Director         9/15/98              *

     (B) Business Experience.

          Cornelius A. Hofman, President, Secretary and Director. Mr. Hofman is 36 years of age. Since 1995 to present, Mr. Hofman has served as the President of General Economic Consulting, Inc., where he provides a broad range of valuation services to businesses, governments, individuals, attorneys and investment groups in the context of mergers, expansions, acquisitions, divestitures and litigation. From 1993 until 1995, he was engaged as an Economist, by Crowe, Chizek & Company, where he provided consulting services regarding business valuations, mergers, acquisitions, company divestitures, economic damage disputes, stock option valuations, preferred stock valuations and related transactions. Mr. Hofman has BA , Asian Studies, Cornell University, 1991, where he graduated Magna Cum Laude; an MA, Japanese Studies, University of Pennsylvania, 1992; and an MBA, Economics and Finance, University of Chicago, 1994. Mr. Hofman has been the Editor, The Economic Counselor, since 1997; is a member of the American Economics Association, the National Association of Forensic Economics and the American Law and Economics Association; and is a frequent lecturer.

     (C) Significant Employees.

          Dendo has no significant employees who are not executive officers.

     (D) Family Relationships.

          Mr. Hofman serves as the sole director and executive officer of Dendo.

     (E) Involvement in Certain Legal Proceedings.

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

     (A) Summary Compensation Table.

          The following table sets forth the aggregate compensation paid by Dendo for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation
  Annual Compensation                Awards                      Payouts

(a)          (b)         (c)       (d)   (e)     (f)    (g)   (h)    (i)
                                                         Secur-
                                                         ities          All
Name and      Year or                      Other   Rest-  Under-  LTIP  Other
Principal     Period      Salary    Bonus  Annual  ricted lying  Pay-  comp-
Position      Ended        ($)      ($)    Compen- Stock  Options outs
                                           sat'n
------------------------------------------------------------------------------
Cornelius A.
Hofman      12/31/2001      0        0       0       0      0      0     0
President,  12/31/2002      0        0       0       0      0      0     0
Secretary
Director

     (B) Stock Option Plans.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Dendo's management during the calendar years ended December 31, 2002 or 2001. Further, no member of Dendo's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     (C) Compensation of Directors.

          There are no standard arrangements pursuant to which Dendo's directors are compensated for any services provided as director. No additional amounts are payable to Dendo's directors for committee participation or special assignments.

     (D) Employment Contracts and Termination of Employment and Change-control Arrangements.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     (A) Five Percent Table.

          The following table sets forth the share holdings of those persons who own more than 5% of Dendo's common stock as of March 12, 2003:

                                      Number of Shares             Percentage
Name and Address                     Beneficially Owned             of Class
----------------                     -------------------           ---------

Cornelius A. Hofman                      2,500,000                      90%
5555 N. Star Ridge Way
Star, Idaho 83669

TOTAL                                    2,500,000                      90%

     (B) Security Ownership of Management.

           The following table sets forth the share holdings of Dendo's directors and executive officers as of March 12, 2003:

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

     (C) Changes in Control.

          There are no present arrangements or pledges of Dendo's securities which may result in a change in control of Dendo.

     (D) Securities Authorized for Issuance under Equity Compensation Plans.

         None; not applicable.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Except as indicated under the heading "Business Development,"
Part I, Item 1, and in Note 3 to the financial statements of Dendo (Part II,
Item 7) accompanying this Annual Report, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, between Dendo and any director, executive officer, 5% stockholder or associate of any of these persons.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  Exhibits.

               None.

     (B)  Reports on Form 8-K.

               None.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Dendo Global Corp.

Date: 03/26/03                       By: /s/Cornelius B. Hofman
     ---------                       -----------------------
                                       Cornelius B. Hofman
                                       President, Secretary,
                                       Treasurer, CFO

     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 03/26/03                       By: /s/Cornelius B. Hofman
     ---------                       -----------------------
                                        Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Cornelius B. Hofman, Chief Executive Officer of Dendo Global Corp.(the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   03/26/03           /s/ Signature: Cornelius B. Hofman
                              --------------------------------------
                              Cornelius B. Hofman
                              Chief Executive Officer and CFO







                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Dendo Global Corp. (the "Registrant") on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Cornelius B. Hofman, President and Secretary of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: 03/26/03                       Signature:/s/ Cornelius B. Hofman
       --------                                 --------------------------
                                                Cornelius B. Hofman
                                                President, Secretary &
                                                Treasurer