Form 10QSB
period 2003-03-31
DENDO GLOBAL CORP
filed 2003-05-20
CIK 1097945

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2003

                     Commission File Number 000-27867

                            DENDO GLOBAL CORP.
          (Exact name of registrant as specified in its charter)


       Nevada                                         87-0533626
(State or other jurisdiction             (IRS Employer Identification No.)
   of incorporation or organization)

               5555 North Star Ridge Way, Star, Idaho 83669
                 (Address of principal executive offices)
                                (Zip Code)

                              (208) 286-0166
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            X  Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                            Outstanding as of May 14, 2003
 Common Stock                                13,875,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003




                                 CONTENTS

                                                               PAGE

        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002                 2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            December 29, 1994 through March 31, 2003             3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            December 29, 1994 through March 31, 2003             4


        -   Notes to Unaudited Condensed Financial Statements  5 - 8

                              DENDO GLOBAL CORP.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    2,209   $      316
  Prepaid expense                                500            -
                                         ___________  ___________
    Total Current Assets                       2,709          316
                                         ___________  ___________
                                          $    2,709   $      316
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $    1,355   $    7,005
  Advance from related party                       -          250
  Accrued interest - related party               102           27
  Notes payable - related party               11,250        1,000
                                         ___________  ___________
    Total Current Liabilities                 12,707        8,282
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   13,875,000 shares issued and
   outstanding                                13,875       13,875
  Capital in excess of par value              59,298       59,298
  Deficit accumulated during the
   development stage                        (83,171)     (81,139)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)     (9,998)      (7,966)
                                         ___________  ___________
                                          $    2,709   $      316
                                         ___________  ___________



Note:   The balance sheet as of December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                           For the Three   From Inception
                                           Months Ended    on December 29,
                                            March 31,      1994 Through
                                        __________________   March 31,
                                           2003     2002        2003
                                        ________  ________   _________
REVENUE                                 $     -   $     -    $      -

OPERATING EXPENSES:
  General and administrative              1,957     2,368      38,432
                                        ________  ________   _________
OPERATING LOSS                           (1,957)   (2,368)    (38,432)

OTHER INCOME (EXPENSE):
  Interest income                             -         -         404
  Interest expense                          (75)        -        (102)
                                        ________  ________   _________
  Total Other Income (Expense)              (75)        -         302
                                        ________  ________   _________
LOSS BEFORE INCOME
  TAXES                                  (2,032)   (2,368)    (38,130)

CURRENT TAX EXPENSE                           -         -           -

DEFERRED TAX EXPENSE                          -         -           -
                                        ________  ________   _________
LOSS FROM CONTINUING
  OPERATIONS                             (2,032)   (2,368)    (38,130)

DISCONTINUED
  OPERATIONS:
  Loss from operations of
    discontinued line of
    business                                  -         -     (45,041)
                                        ________  ________   _________
NET LOSS                                $(2,032)  $(2,368)   $(83,171)
                                        ________  ________   _________

LOSS PER COMMON SHARE:
  Continuing operations                 $  (.00)  $  (.00)   $   (.00)
  Discontinued operations                     -         -        (.01)
                                        ________  ________   _________
  Total Loss Per Share                  $  (.00)  $  (.00)   $   (.01)
                                        ________  ________   _________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Three   From Inception
                                            Months Ended    on December 29,
                                              March 31,      1994 Through
                                        _____________________ March 31,
                                           2003      2002       2003
                                        _________  ________   _________
Cash Flows from Operating Activities:
 Net loss                               $ (2,032)  $(2,368)   $(83,171)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation and amortization               -         -      10,339
   Non-cash expense                            -         -       8,545
   Changes in assets and liabilities:
    (Increase) in prepaid expense           (500)        -        (500)
    Increase (decrease) in
      accounts payable                    (5,650)    2,361       1,355
    Increase in accrued interest
      - related party                         75         -         102
                                        _________  ________   _________
        Net Cash (Used) by
          Operating Activities            (8,107)       (7)    (63,330)
                                        _________  ________   _________
Cash Flows from Investing Activities:
 Organization costs                            -         -        (330)
 Purchase of equipment                         -         -      (6,023)
 Payment of software development costs         -         -     (12,531)
                                        _________  ________   _________
        Net Cash (Used) by
         Investing Activities                  -         -     (18,884)
                                        _________  ________   _________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -         -      77,500
  Stock offering costs                         -         -      (4,327)
  Advance from related party                   -         -         250
  Proceeds from notes payable
    - related party                       10,000         -      11,000
  Proceeds from capital lease                  -         -       8,500
  Payments on capital lease                    -         -      (8,500)
                                        _________  ________   _________
        Net Cash Provided by
         Financing Activities             10,000         -      84,423
                                        _________  ________   _________
Net Increase (Decrease) in Cash            1,893        (7)      2,209

Cash at Beginning of Period                  316       142           -
                                        _________  ________   _________
Cash at End of Period                    $ 2,209   $   135    $  2,209
                                        _________  ________   _________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $     -   $     -    $     79
   Income taxes                          $     -   $     -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the period from inception on December 29, 1994 through March 31, 2003:

   In March 2003, the Company extended a related party advance of $250 into a new note payable.

   During  1999,  the  Company transferred assets  of  $8,545 to  its  former president as compensation.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Dendo Global Corp. ("the Company") was organized under the laws of the State of Nevada on December 29, 1994 as Top Flight Software, Inc. The Company subsequently changed its name to Dendo Global Corp. The Company had been developing and marketing management software for pigeon breeders and racers. However, the business proved to be unsuccessful and, during January 1999, the Company discontinued its operations and is now exploring various other business opportunities. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". [See Note 4].

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - In March 2003, the Company effected a 5-for-1 forward  stock
  split.   The  financial  statements have been restated,  for  all  periods presented, to reflect this stock split [See Note 2].

NOTE 2 - CAPITAL STOCK TRANSACTIONS

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

  Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value.

  Change in Control - During August 1998, an individual purchased 12,500,000 shares of common stock of the Company giving him a 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.002 per share). The former officer and director resigned and the individual was elected as the new president and director.

  Stock Split - On March 11, 2003, the Company effected a 5-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance - An officer of the Company had advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable.

  Notes Payable - On March 10, 2003, the Company signed a $10,250 note payable to an officer of the Company. The Company received proceeds of $10,000 and extended a $250 related party advance. The note accrues interest at 8% per annum and is due on demand. At March 31, 2003, accrued interest payable on the note amounted to $47.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS [Continued]

  On September 11, 2002, the Company signed a $1,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. At March 31, 2003, accrued interest payable on the note amounted to $55.

  Management Compensation - The Company did not pay any compensation to its officers and directors during the three months ended March 31, 2003 and 2002.

  Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $82,600, which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $28,100 and $27,400 at March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $700 during the three months ended March 31, 2003.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                             For the Three   From Inception
                                             Months Ended    on December 29,
                                               March 31,       1994 Through
                                        _____________________     March 31,
                                            2003        2002        2003
                                        __________   __________   _________
  Loss from continuing operations
  available to common
  shareholders  (numerator)             $  (2,032)   $  (2,368)   $(38,130)
                                        __________   __________   _________
  Loss from discontinued
  operations available to common
  shareholders  (numerator)             $       -    $       -    $(45,041)
                                        __________   __________   _________
  Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)                  13,875,000   13,875,000   8,377,779
                                        __________   __________   _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

     Dendo has not engaged in any material operations or had any revenues from operations during the last three fiscal years. The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

     The Company has experienced net losses during the development stage (December 29, 2994 to present) and has had no significant revenues during such period. During the past three fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three Months Ended March 31, 2003 and 2002

     The Company has had no material operations or revenues for the past three years years. It incurred a net loss of $2,032 for the three-month period ended March 31, 2003 and a net loss of $2,368 for the comparable period from the prior year.

     General and administrative expenses were $1,957 for the three-month period ended March 31, 2003 and $2,368 for the comparable period from the prior year. These expenses are primarily legal and accounting costs.

Liquidity and Capital Resources

     We used net cash of $8,107 for operating activities and receive $10,000 in net cash from investing activities during the three months ended March 31, 2003. As of March 31, 2003, our current liabilities totaled $12,707 and we had a working capital (deficit) of ($9,998). The Company does not have sufficient funding to pay its obligations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt.

     An officer of the Company had previously advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable in the amount of $10,250 which was comprised of proceeds of $10,000 and the prior $250 related party advance. The note accrues interest at 8% per annum and is due on demand. At March 31, 2003, accrued interest payable on the note amounted to $47.

Forward-Looking Statements

     When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                        PART II - OTHER INFORMATION

Item 2. Changes in Securities

      On  March  11,  2003, the Company affected a 5-for-1  forward  stock
split.   The  financial  statements for all periods  presented  have  been restated to reflect the stock split.

     An officer of the Company had previously advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable in the amount of $10,250 which was comprised of proceeds of $10,000 and the prior $250 related party advance. The note accrues interest at 8% per annum and is due on demand. The issuance of the note was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

Item 5. Other Information

     On February 20, 2003, the Company signed a Letter of Intent with U.S. Wireless Online, Inc., a Georgia corporation ("U.S. Wireless"), regarding a proposed Agreement and Plan of Reorganization (the "Agreement"), pursuant to which the Company could acquire all of the outstanding securities of U.S. Wireless. The Letter of Intent has since expired, no agreement was entered into by the parties and the Company does not expect to enter into a transaction with U.S. Wireless.

Item 6. Exhibits and Reports on Form 8-K.

     (a)
                             INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION OF EXHIBIT

3(i).1      Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB, filed October 29,1999).

3(i).2      Certificate of Amendment to the Articles of Incorporation of the
             Company (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-SB, filed October 29, 1999).

3(ii).1     Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Form 10-SB, filed October 29, 2999).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     None.
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 15, 2003            DENDO GLOBAL CORP.

                         By    /s/ Cornelius A. Hofman

                         Cornelius A. Hofman
                         President, Secretary, Treasurer, CFO

                              CERTIFICATIONS

I, Cornelius A. Hofman, as Chief Executive Officer of the Company, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of Dendo Global
     Corp.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                 By    /s/ Cornelius A. Hofman

                              Cornelius A. Hofman, President

I, Cornelius A. Hofman, as Chief Financial Officer of the Company, certify that:

  7.   I have reviewed this quarterly report on Form 10-Q of Dendo Global
     Corp.;

  8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  10. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  11. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  12. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                 By    /s/ Cornelius A. Hofman

                              Cornelius A. Hofman, CFO