Form 10QSB
period 2003-06-30
DENDO GLOBAL CORP
filed 2003-08-14
CIK 1097945

                                FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2003

                     Commission File Number 000-27867

                            DENDO GLOBAL CORP.
          (Exact name of registrant as specified in its charter)


          Nevada                           87-0533626
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


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

Class                            Outstanding as of August 8, 2003
Common Stock                     13,875,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                            DENDO GLOBAL CORP.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE

        -  Unaudited Condensed Balance Sheets,
            June 30, 2003 and December 31, 2002                        2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2003
            and 2002 and for the period from inception on
            December 29, 1994 through June 30, 2003                    3


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2003
            and 2002 and for the period from inception on
            December 29, 1994 through June 30, 2003                    4


        -  Notes to Unaudited Condensed Financial Statements         5 - 8

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                                    June 30,    December 31,
                                                      2003          2002
                                                  ____________  ____________
CURRENT ASSETS:
  Cash                                            $      2,180  $        316
  Prepaid expense                                          500             -
                                                  ____________  ____________
        Total Current Assets                             2,680           316
                                                  ____________  ____________
                                                  $      2,680  $        316
                                                  ____________  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $      3,280  $      7,005
  Advance from related party                                 -           250
  Accrued interest - related party                         331            27
  Notes payable - related party                         11,250         1,000
                                                  ____________  ____________
        Total Current Liabilities                       14,861         8,282
                                                  ____________  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                          -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   13,875,000 shares issued and
   outstanding                                          13,875        13,875
  Capital in excess of par value                        59,298        59,298
  Deficit accumulated during the
   development stage                                   (85,354)      (81,139)
                                                  ____________  ____________
        Total Stockholders' Equity (Deficit)           (12,181)       (7,966)
                                                  ____________  ____________
                                                  $      2,680  $        316
                                                  ____________  ____________



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

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three        For the Six     From Inception
                             Months Ended        Months Ended   on December 29,
                               June 30,            June 30,       1994 Through
                          __________________  __________________    June 30,
                            2003      2002      2003      2002        2003
                          ________  ________  ________  ________  ____________
REVENUE                   $      -  $      -  $      -  $      -  $          -

OPERATING EXPENSES:
  General and
    administrative           1,955     1,026     3,912     3,394        40,387
                          ________  ________  ________  ________  ____________
OPERATING LOSS              (1,955)   (1,026)   (3,912)   (3,394)      (40,387)

OTHER INCOME (EXPENSE):
  Interest income                1         -         1         -           405
  Interest expense            (229)        -      (304)        -          (331)
                          ________  ________  ________  ________  ____________
        Total Other Income
          (Expense)           (228)        -      (303)        -            74
                          ________  ________  ________  ________  ____________
LOSS BEFORE INCOME TAXES    (2,183)   (1,026)   (4,215)   (3,394)      (40,313)

CURRENT TAX EXPENSE              -         -         -         -             -

DEFERRED TAX EXPENSE             -         -         -         -             -
                          ________  ________  ________  ________  ____________
LOSS FROM CONTINUING
  OPERATIONS                (2,183)   (1,026)   (4,215)   (3,394)      (40,313)

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued line of
    business                     -         -         -         -       (45,041)
                          ________  ________  ________  ________  ____________

NET LOSS                  $ (2,183) $ (1,026) $ (4,215) $ (3,394) $    (85,354)
                          ________  ________  ________  ________  ____________

LOSS PER COMMON SHARE:
  Continuing operations   $   (.00) $   (.00) $   (.00) $   (.00) $       (.00)
  Discontinued operations        -         -         -         -          (.01)
                          ________  ________  ________  ________  ____________
  Total Loss Per Share    $   (.00) $   (.00) $   (.00) $   (.00) $       (.01)
                          ________  ________  ________  ________  ____________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                 For the Six     From Inception
                                                 Months Ended   on December 29,
                                                   June 30,       1994 Through
                                              __________________    June 30,
                                                2003      2002        2003
                                              ________  ________  ____________
Cash Flows from Operating Activities:
 Net loss                                     $ (4,215) $ (3,394) $    (85,354)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
  Depreciation and amortization                      -         -        10,339
  Non-cash expense                                   -         -         8,545
  Changes in assets and liabilities:
   (Increase) in prepaid expense                  (500)        -          (500)
   Increase (decrease) in accounts payable      (3,725)    3,341         3,280
   Increase in accrued interest - related
     party                                         304         -           331
                                              ________  ________  ____________
     Net Cash (Used) by Operating Activities    (8,136)      (53)      (63,359)
                                              ________  ________  ____________
Cash Flows from Investing Activities:
 Organization costs                                  -         -          (330)
 Purchase of equipment                               -         -        (6,023)
 Payment of software development costs               -         -       (12,531)
                                              ________  ________  ____________
     Net Cash (Used) by Investing Activities         -         -       (18,884)
                                              ________  ________  ____________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance                -         -        77,500
  Stock offering costs                               -         -        (4,327)
  Advance from related party                         -         -           250
  Proceeds from notes payable - related party   10,000         -        11,000
  Proceeds from capital lease                        -         -         8,500
  Payments on capital lease                          -         -        (8,500)
                                              ________  ________  ____________
     Net Cash Provided by Financing Activities  10,000         -        84,423
                                              ________  ________  ____________
Net Increase (Decrease) in Cash                  1,864       (53)        2,180

Cash at Beginning of Period                        316       142             -
                                              ________  ________  ____________
Cash at End of Period                         $  2,180  $     89  $      2,180
                                              ________  ________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                   $      -  $      -  $         79
   Income taxes                               $      -  $      -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the period from inception on December 29, 1994 through June 30, 2003:
  In March 2003, the Company extended a related party advance of $250 into a new note payable.

  In 1999, the Company transferred assets of $8,545 to its former president as compensation.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 4].

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

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - In March 2003, the Company effected a 5-for-1 forward  stock
  split.   The  financial  statements have been restated,  for  all  periods presented, to reflect this stock split [See Note 2].

NOTE 2 - CAPITAL STOCK TRANSACTIONS

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

  Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value.

  Change  in  Control  - In August 1998, an individual purchased  12,500,000 shares of common stock of the Company giving him a 90% controlling interest in the Company. Total proceeds from the sale of stock amounted to $25,000 (or $.002 per share). The former officer and director resigned and the individual was elected as the new president and director.

  Stock Split - On March 11, 2003, the Company effected a 5-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance - An officer of the Company had advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable.

  Notes Payable - On March 10, 2003, the Company signed a $10,250 note payable to an officer of the Company. The Company received proceeds of $10,000 and extended a $250 related party advance. The note accrues interest at 8% per annum and is due on demand. At June 30, 2003, accrued interest payable on the note amounted to $251.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS [Continued]

  On September 11, 2002, the Company signed a $1,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. At June 30, 2003, accrued interest payable on the note amounted to $80.

  Management Compensation - The Company did not pay any compensation to its officers and directors during the six months ended June 30, 2003 and 2002.

  Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $84,600, which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $28,700 and $27,400 at June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the six months ended June 30, 2003.

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

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                          For the Three          For the Six     From Inception
                           Months Ended          Months Ended    on December 29,
                             June 30,              June 30,        1994 Through
                       ____________________  ____________________    June 30,
                         2003       2002       2003       2002         2003
                       _________  _________  _________  _________  ____________
  Loss from continuing
  operations available
  to common
  shareholders
  (numerator)          $  (2,183) $  (1,026) $  (4,215) $  (3,394) $    (40,313)
                       _________  _________  _________  _________  ____________
  Loss from
  discontinued
  operations available
  to common
  shareholders
  (numerator)          $       -  $       -  $       -  $       -  $    (45,041)
                       _________  _________  _________  _________  ____________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share for the period
  (denominator)       13,875,000 13,875,000 13,875,000 13,875,000     8,538,889
                       _________  _________  _________  _________  ____________

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

     The Company has experienced net losses during the development stage (December 29, 1994 to present) and has had no significant revenues during such period. During the past three fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three and Six Months Ended June 30, 2003 and 2002

     The Company has had no material operations or revenues for the past three years years. It incurred net losses of $2,183 and $4,215 for the three and six-month periods ended June 30, 2003 and net losses of $1,026 and $3,394 for the comparable periods from the prior year.

     General and administrative expenses were $1,955 and $3,912 for the three and six-month periods ended June 30, 2003 and $1,026 and $3,394 for the comparable periods from the prior year. These expenses are primarily legal and accounting costs.

Liquidity and Capital Resources

     The Company used net cash of $8,136 for operating activities and received $10,000 in net cash from financing activities during the six months ended June 30, 2003. As of June 30, 2003, the Company's current liabilities totaled $14,861 and the Company had a working capital (deficit) of ($12,181). The Company does not have sufficient funding to pay its obligations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt.

     An officer of the Company had previously advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable in the amount of $10,250 which was comprised of proceeds of $10,000 and the prior $250 related party advance. The note accrues interest at 8% per annum and is due on demand. At June 30, 2003, accrued interest payable on the note amounted to $251.

Forward-Looking Statements

     When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Form 10-SB, filed October 29, 1999).

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     None.
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: August 8, 2003                        DENDO GLOBAL CORP.


                                 By    /s/ Cornelius A. Hofman
                                       Cornelius A. Hofman
                                       President, Secretary, Treasurer, CFO