Form 10QSB
period 2003-09-30
DENDO GLOBAL CORP
filed 2003-11-14
CIK 1097945

                                FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2003

                     Commission File Number 000-27867

                            DENDO GLOBAL CORP.
          (Exact name of registrant as specified in its charter)


            Nevada                          87-0533626
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


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

             Class                Outstanding as of November 10, 2003
         Common Stock                       13,875,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                            DENDO GLOBAL CORP.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE

        -    Unaudited Condensed Balance Sheets,
            September 30, 2003 and December 31, 2002                 2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September 30,
            2003 and 2002 and for the period from inception on
            December 29, 1994 through September 30, 2003             3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2003
            and 2002 and for the period from inception on
            December 29, 1994 through September 30, 2003             4


        -    Notes to Unaudited Condensed Financial Statements     5 - 8

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                                  September 30, December 31,
                                                       2003         2002
                                                   ___________  ___________
CURRENT ASSETS:
  Cash                                             $     2,180  $       316
  Prepaid expense                                          500            -
                                                   ___________  ___________
        Total Current Assets                             2,680          316
                                                   ___________  ___________
                                                   $     2,680  $       316
                                                   ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $     4,246  $     7,005
  Advance from related party                                 -          250
  Accrued interest - related party                         563           27
  Notes payable - related party                         11,250        1,000
                                                   ___________  ___________
        Total Current Liabilities                       16,059        8,282
                                                   ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                          -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   13,875,000 shares issued and
   outstanding                                          13,875       13,875
  Capital in excess of par value                        59,298       59,298
  Deficit accumulated during the
   development stage                                   (86,552)     (81,139)
                                                   ___________  ___________
        Total Stockholders' Equity (Deficit)           (13,379)      (7,966)
                                                   ___________  ___________
                                                   $     2,680  $       316
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

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three       For the Nine    From Inception
                            Months Ended        Months Ended    on December 29,
                            September 30,       September 30,    1994 Through
                         __________________  __________________  September 30,
                           2003      2002      2003      2002        2003
                         ________  ________  ________  ________  ____________
REVENUE                  $      -  $      -  $      -  $      -  $          -

OPERATING EXPENSES:
  General and
    administrative            966     1,207     4,878     4,601        41,353
                         ________  ________  ________  ________  ____________
OPERATING LOSS               (966)   (1,207)   (4,878)   (4,601)      (41,353)

OTHER INCOME (EXPENSE):
  Interest income               -         -         1         -           405
  Interest expense           (232)       (2)     (536)       (2)         (563)
                         ________  ________  ________  ________  ____________
      Total Other Income
        (Expense)            (232)       (2)     (535)       (2)         (158)
                         ________  ________  ________  ________  ____________
LOSS BEFORE INCOME TAXES   (1,198)   (1,209)   (5,413)   (4,603)      (41,511)

CURRENT TAX EXPENSE             -         -         -         -             -

DEFERRED TAX EXPENSE            -         -         -         -             -
                         ________  ________  ________  ________  ____________
LOSS FROM CONTINUING
  OPERATIONS               (1,198)   (1,209)   (5,413)   (4,603)      (41,511)

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued line of
    business                    -         -         -         -       (45,041)
                         ________  ________  ________  ________  ____________

NET LOSS                 $ (1,198) $ (1,209) $ (5,413) $ (4,603) $    (86,552)
                         ________  ________  ________  ________  ____________

LOSS PER COMMON SHARE:
  Continuing operations  $   (.00) $   (.00) $   (.00) $   (.00) $       (.00)
  Discontinued operations       -         -         -         -          (.01)
                         ________  ________  ________  ________  ____________
  Total Loss Per Share   $   (.00) $   (.00) $   (.00) $   (.00) $       (.01)
                         ________  ________  ________  ________  ____________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                For the Nine    From Inception
                                                Months Ended    on December 29,
                                                September 30,    1994 Through
                                             __________________  September 30,
                                               2003      2002        2003
                                             ________  ________  ____________
Cash Flows from Operating Activities:
 Net loss                                    $ (5,413) $ (4,603) $    (86,552)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization                     -         -        10,339
  Non-cash expense                                  -         -         8,545
  Changes in assets and liabilities:
   (Increase) in prepaid expense                 (500)        -          (500)
   Increase (decrease) in accounts payable     (2,759)    4,484         4,246
   Increase in accrued interest - related
    party                                         536         2           563
                                             ________  ________  ____________
    Net Cash (Used) by Operating Activities    (8,136)     (117)      (63,359)
                                             ________  ________  ____________
Cash Flows from Investing Activities:
 Organization costs                                 -         -          (330)
 Purchase of equipment                              -         -        (6,023)
 Payment of software development costs              -         -       (12,531)
                                             ________  ________  ____________
    Net Cash (Used) by Investing Activities         -         -       (18,884)
                                             ________  ________  ____________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance               -         -        77,500
  Stock offering costs                              -         -        (4,327)
  Advance from related party                        -         -           250
  Proceeds from notes payable - related party  10,000     1,000        11,000
  Proceeds from capital lease                       -         -         8,500
  Payments on capital lease                         -         -        (8,500)
                                             ________  ________  ____________
    Net Cash Provided by Financing Activities  10,000     1,000        84,423
                                             ________  ________  ____________
Net Increase (Decrease) in Cash                 1,864       883         2,180

Cash at Beginning of Period                       316       142             -
                                             ________  ________  ____________
Cash at End of Period                        $  2,180  $  1,025  $      2,180
                                             ________  ________  ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                 $      -  $      -  $         79
    Income taxes                             $      -  $      -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period from inception on December 29, 1994 through September 30, 2003:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK TRANSACTIONS

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

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

  Notes Payable - On March 10, 2003, the Company signed a $10,250 note payable to an officer of the Company. The Company received proceeds of $10,000 and extended a $250 related party advance. The note accrues interest at 8% per annum and is due on demand. At September 30, 2003, accrued interest payable on the note amounted to $458.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS [Continued]

  On September 11, 2002, the Company signed a $1,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. At September 30, 2003, accrued interest payable on the note amounted to $105.

  Management Compensation - The Company did not pay any compensation to its officers and directors during the nine months ended September 30, 2003 and 2002.

  Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $85,500, which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $29,100 and $27,400 at September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,700 during the nine months ended September 30, 2003.

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

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                                                       From
                                                                     Inception
                            For the Three         For the Nine      on December
                            Months Ended          Months Ended       29, 1994
                            September 30,         September 30,       Through
                        _____________________ _____________________  September
                           2003       2002       2003       2002      30, 2003
                        __________ __________ __________ __________ ___________
  Loss from continuing
  operations available
  to common shareholders
  (numerator)           $  (1,198) $  (1,209) $  (5,413) $  (4,603) $  (41,511)
                        __________ __________ __________ __________ ___________
  Loss from discontinued
  operations available
  to common shareholders
  (numerator)           $        - $        - $        - $        - $  (45,041)
                        __________ __________ __________ __________ ___________
  Weighted average
  number of common
  shares outstanding
  used in loss per share
  for the period
  (denominator)         13,875,000 13,875,000 13,875,000 13,875,000   8,692,446
                        __________ __________ __________ __________ ___________

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

Three and Nine Months Ended September 30, 2003 and 2002

     The Company has had no material operations or revenues for the past three years years. It incurred net losses of $1,198 and $5,413 for the three and nine-month periods ended September 30, 2003 and net losses of $1,209 and $4,603 for the comparable periods from the prior year.

     Operating expenses were $966 and $4,878 for the three and nine-month periods ended September 30, 2003 and $1,207 and $4,601 for the comparable periods from the prior year. These expenses are primarily legal and accounting costs.

Liquidity and Capital Resources

     The Company used net cash of $8,136 for operating activities and received $10,000 in cash from financing activities during the nine months ended September 30, 2003. As of September 30, 2003, the Company's current liabilities totaled $16,059 and the Company had a working capital (deficit) of ($13,379). The Company does not have sufficient funding to pay its obligations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt.

     An officer of the Company had previously advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable in the amount of $10,250 which was comprised of proceeds of $10,000 and the prior $250 related party advance. The note accrues interest at 8% per annum and is due on demand. At September 30, 2003, accrued interest payable on the note amounted to $458.

     On September 11, 2002, the Company signed a $1,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. As September 30, 2003, accrued interest payable on the note amounted to $105.

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

Item 3. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)
                             INDEX TO EXHIBITS

 EXHIBIT                   DESCRIPTION OF EXHIBIT
   NO.

   3(i).1   Articles of Incorporation of the Company
            (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB, filed October 29, 1999).

   3(i).2 Certificate of Amendment to the Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-
            SB, filed October 29, 1999).

   3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Form 10-SB, filed
            October 29, 1999).

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     None.
                                SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DENDO GLOBAL CORP.

Date: November 10, 2003          By    /s/ Cornelius A. Hofman

                                 Cornelius A. Hofman
                                 President, Secretary,
                                 Treasurer, CFO