Form 10KSB
period 2003-12-31
DENDO GLOBAL CORP
filed 2004-04-12
CIK 1097945

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                         For the fiscal year ended
                             December 31, 2003

                                 000-27867
                         (Commission file number)

                            DENDO GLOBAL CORP.
             (Name of registrant as specified in its charter)


               Nevada                           87-04533626
(State or other jurisdiction           (IRS employer identification no.)
            of incorporation)

453 West 225 South, Providence, Utah 84332   (435) 755-9602
(Address of principal executive offices)     (Registrant's telephone
number, including area code)


     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No "

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

     Issuers revenues for its most recent fiscal year: None.

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2003: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 30, 2004: 28,875,000.
Dendo Global Corp.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2003


                                  PART I
Item 1. Description of Business                                        3
Item 2. Description of Properties                                      5
Item 3. Legal Proceedings                                              5
Item 4. Submission of Matters to a Vote of Security Holders            5

                                  PART II
Item 5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                           6
Item 6. Management's Discussion and Analysis or Plan of Operation      6
Item 7. Financial Statements                                           8
Item 8. Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                           8
Item 8A.Controls and Procedures                                        8


                                 PART III
Item 9. Directors and Executive Officers of the Registrant             9
Item 10.Executive Compensation                                         7
Item 11.Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                   10
Item 12. Certain Relationships and Related Transactions               10
Item 13. Exhibits and Reports on Form 8-K                             10
Item 14. Principal Accountant Fees and Services                       10

                                  PART I

Item 1. Description of Business.

Business Development

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

    Effective March 21, 2002, Dendo effected a forward split of its outstanding common stock by dividend on a basis of five for one, requiring a mandatory exchange of stock certificates to receive the dividend.

     On March 30, 2004, the Company approved and closed on the sale of 15,000,000 shares of newly issued and restricted shares of common stock of the Company (the "Shares") to Mr. Lindsay Hedin for an aggregate purchase price of $15,000 in a private offering. The Shares represented approximately fifty-two percent (52%) of the total issued and outstanding shares of common stock of the Company immediately after the sale. After the sale of the Shares, Mr. Cornelius A. Hofman resigned as an officer and director of the Company. Prior to Mr. Hofman's resignation, Mr. Lindsay Hedin was appointed as a director of the Company and as the chief executive officer, president, chief financial officer, secretary and treasurer of the Company.

Business of Issuer

     The Company is not currently engaged in any substantive business activity and, except as discussed below, we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.

     Our plan of operation for the next 12 months will be to: (i) consider industries in which our Company may have an interest; (ii) adopt a business plan with respect to the business of any selected industry; and
(iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in the industry selected.

     We will not restrict our search to any particular business or industry, and the areas in which we will seek out particular business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of transactions, regardless of the prospects, would require us to issue a substantial number of shares of our common stock, usually amounting to between 80% and 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in the Company.

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

     We are unable to predict when or even if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any
member of management has a prior ownership interest.   The Company's
directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

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

     Except for the Company's sole officer and director, who works for the Company on a part time basis, the Company has no other employees. The Company presently maintains its business office at 453 West 225 South, Providence, Utah 84332.

Item 2. Description of Properties.

     Dendo has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its President, Lindsay Hedin, and are provided at no cost. Dendo's activities have been limited to keeping itself in good standing in the State of Nevada and preparing and filing its Securities and Exchange Commission reports and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Hedin of providing the use of his office and telephone have been minimal.

Item 3. Legal Proceedings.

     The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.






               [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]




                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.


Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.

Holders

     At March 30, 2004, there were approximately 48 holders of record of the Company's common stock.

Dividends

     The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

Sales of Equity Securities

     On March 30, 2004, the Company approved and closed on the sale of 15,000,000 shares of newly issued and restricted shares of common stock of the Company (the "Shares") to Mr. Lindsay Hedin for an aggregate purchase price of $15,000 in a private offering. The Shares represented approximately fifty-two percent (52%) of the total issued and outstanding shares of common stock of the Company immediately after the sale. The proceeds from the sale will be used to pay outstanding obligations of the Company and for working capital. Mr. Hedin purchased the Shares with personal funds. Mr. Hedin owns no other securities of the Company. The only Company security that is currently issued and outstanding is common stock. The Company did not use an underwriter in connection with this transaction and the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

     Immediately after the sale of the Shares, Mr. Cornelius A. Hofman resigned as an officer and director of the Company. Mr. Hofman's resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Prior to Mr. Hofman's resignation, Mr. Lindsay Hedin was appointed as a director of the Company and as the chief executive officer, president, chief financial officer, secretary and treasurer of the Company.

     The Company is not aware of any other arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

     The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

     The Company does not have sufficient funding to meet its long term cash needs. The Company believes that its current cash will be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

     The Company has experienced net losses during the development stage (1994 to present) and has had no significant revenues during such period. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

     When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 7. Financial Statements

     See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.





                                 PART III

Item 9. Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 30, 2004:



   Name             Age           Position             With Company Since

   Lindsay Hedin    39       Director, President,            2004
                             Chief Executive Officer,
                             Chief Financial Officer
                             and Secretary
_______________

     Lindsay Hedin. Mr. Hedin has been with the Company since March 30, 2004 and his term as a director of the Company expires at the next annual meeting of stockholders. During the prior five years, Mr. Heading has principally been employed as a sales manager for Zerox, his current full time employment, and, prior to his work with Zerox, as a sales agent for New York Life Insurance Company. Mr. Hedin has a BA degree in Liberal Arts from Utah State University.

Identify Significant Employees

     The Company has no significant employees.

Family Relationships

     None

Involvement in Certain Legal Proceedings

     Mr. Hedin has not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Audit Committee

     The Company has only one part-time employee that is also the sole director and officer. The Company has no operations and inadequate funding. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

     Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2003.

Code of Ethics

     Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics and does not anticipate doing so in the immediate future.

 Item 10. Executive Compensation

     During the last fiscal year, the Company's sole officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans to pay compensation to its sole officer and director. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 30, 2004, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 30, 2004, the Company had 28,875,000 shares of common stock outstanding.




                                            Percentage
                               Shares      of Shares
Name and Address             Beneficially  Beneficially
Of Beneficial Owner(1)         Owned         Owned          Position
_______________________        ___________    ______    _________________





Lindsay Hedin                   15,000,000     52%    Director, President,
                                                      Chief Executive Officer,
                                                      Chief Financial Officer
                                                      and Secretary

Directors and Executive
Officers as a Group             15,000,000     52%
(1 person)

Cornelius A. Hofman
5555 North Star Ridge Way
Star, Idaho 83669               12,500,000     43%
__________________________

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

       The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Listed on page 13 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $3,975 and $2,800, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $300 and $300, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Audit Committee

     The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.



                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.




                                      Dendo Global Corp.

                                        (Registrant)


Date: April 9, 2004




                              By   /s/ Lindsay Hedin

                                Lindsay Hedin

                               Director, President,
                               Chief Executive Officer,
                               Chief Financial Officer
                               and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature              Title                        Date


  /s/ Lindsay Hedin      Director,President,          April 9, 2004
  Lindsay Hedin          Chief Executive Officer,
                         Chief Financial Officer
                         and Secretary




                               EXHIBIT INDEX

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

3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Form 10-SB, filed October 29, 1999).

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

    -   Independent Auditors' Report                         1


    -   Balance Sheet, December 31, 2003                     2


    -   Statements of Operations, for the years
          ended December 31, 2003 and 2002
          and from inception on December 29, 1994
          through December 31, 2003                          3


    -   Statement of Stockholders' Equity (Deficit),
          from inception on December 29, 1994
          through December 31, 2003                      4 - 5


    -   Statements of Cash Flows for the years
          ended December 31, 2003 and 2002
          and from inception on December 29, 1994
          through December 31, 2003                          6


    -   Notes to Financial Statements                   7 - 10

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
DENDO GLOBAL CORP.
Star, Idaho


We have audited the accompanying balance sheet of Dendo Global Corp. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on December 29, 1994 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Dendo Global Corp. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on December 29, 1994 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has no on-going operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

February 16, 2004
Salt Lake City, Utah

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                 December 31,
                                                     2003
                                                 ___________
CURRENT ASSETS:
  Cash                                            $       95
                                                 ___________
        Total Current Assets                              95
                                                 ___________
                                                  $       95
                                                 ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $    3,585
  Advance from related party                             125
  Accrued interest - related party                       795
  Note payable - related party                        11,250
                                                 ___________
        Total Current Liabilities                     15,755
                                                 ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                        -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   13,875,000 shares issued and
   outstanding                                        13,875
  Capital in excess of par value                      59,298
  Deficit accumulated during the
   development stage                                (88,833)
                                                 ___________
        Total Stockholders' Equity (Deficit)        (15,660)
                                                 ___________
                                                  $       95
                                                 ___________








The accompanying notes are an integral part of these financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                       For the         From Inception
                                      Year Ended       on December 29,
                                     December 31,       1994 Through
                              ______________________    December 31,
                                  2003        2002          2003
                              ___________  __________  ______________
REVENUE                        $       -   $       -   $          -

OPERATING EXPENSES:
  General and administrative       6,927       5,933         43,402
                              ___________  __________  ______________
OPERATING LOSS                    (6,927)     (5,933)       (43,402)
                              ___________  __________  ______________
OTHER INCOME (EXPENSE):
  Interest income                      1           1            405
  Interest expense                  (768)        (27)          (795)
                              ___________  __________  ______________
      Total Other
      Income (Expense)              (767)        (26)          (390)
                              ___________  __________  ______________

LOSS BEFORE INCOME TAXES          (7,694)     (5,959)       (43,792)

CURRENT TAX EXPENSE                    -           -              -

DEFERRED TAX EXPENSE                   -           -              -
                              ___________  __________  ______________

LOSS FROM CONTINUING
 OPERATIONS                       (7,694)     (5,959)       (43,792)
                              ___________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued line of
    business                           -           -        (45,041)
                              ___________  __________  ______________

NET LOSS                       $  (7,694)  $  (5,959)  $    (88,833)
                              ___________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations        $    (.00)  $    (.00)  $       (.00)
  Discontinued operations              -           -           (.01)
                              ___________  __________  ______________
  Total Loss Per Share         $    (.00)  $    (.00)  $       (.01)
                              ___________  __________  ______________




The accompanying notes are an integral part of these financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                    FROM INCEPTION ON DECEMBER 29, 1994

                         THROUGH DECEMBER 31, 2003



                                                                   Deficit
                                                                 Accumulated
                   Preferred Stock     Common Stock    Capital in During the
                   _______________  __________________ Excess of Development
                   Shares  Amount     Shares    Amount Par Value    Stage
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  29, 1994              -  $     -           -  $    -  $      -  $       -

Issuance of common
  stock for cash at
  $.008 per share,
  December 1994         -        -      62,500      62       438          -

Net loss for the
  period ended
  December 31, 1994     -        -           -       -         -         (6)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 1994              -        -      62,500      62       438         (6)

Issuance of common
  stock for cash at
  $.002 to $.008 per
  share, January to
  February 1995         -        -     812,500     813     1,187          -

Issuance of common
  stock for cash at
  $.10 per share,
  net of offering
  costs of $4,327,
  September to
  December 1995         -        -     500,000     500    45,173          -

Net loss for the
  year ended
  December 31, 1995     -        -           -       -         -     (5,758)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 1995              -        -   1,375,000   1,375    46,798     (5,764)

Net loss for the
  year ended
  December 31, 1996     -        -           -       -         -     (7,461)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 1996              -        -   1,375,000   1,375    46,798    (13,225)

Net loss for the
  year ended
  December 31, 1997     -        -           -       -         -    (16,264)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 1997              -        -   1,375,000   1,375    46,798    (29,489)

Issuance of common
  stock for cash at
  $.002 per share,
  August 1998           -        -  12,500,000  12,500    12,500          -

Net loss for the
  year ended
  December 31, 1998     -        -           -       -         -     (6,941)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 1998              -        -  13,875,000  13,875    29,298    (36,430)

Net loss for the
  year ended
  December 31, 1999     -        -           -       -         -    (25,113)





                                [Continued]

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                    FROM INCEPTION ON DECEMBER 29, 1994

                         THROUGH DECEMBER 31, 2003

                                [Continued]

                                                                   Deficit
                                                                 Accumulated
                   Preferred Stock Common Stock Capital in During the _______________ __________________ Excess of Development
                   Shares   Amount    Shares    Amount Par Value    Stage
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 1999              -        -  13,875,000  13,875    59,298    (61,543)

Net loss for the
  year ended
  December 31, 2000     -        -           -       -         -     (6,959)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 2000              -        -  13,875,000  13,875    59,298    (68,502)

Net loss for the
  year ended
  December 31, 2001     -        -           -       -         -     (6,678)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 2001              -        -  13,875,000  13,875    59,298    (75,180)

Net loss for the
  year ended
  December 31, 2002     -        -           -       -         -     (5,959)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 2002              -        -  13,875,000  13,875    59,298    (81,139)

Net loss for the
  year ended
  December 31, 2003     -        -           -       -         -     (7,694)
                   ______  _______  __________  ______  ________  _________
BALANCE, December
  31, 2003              -  $     -  13,875,000 $13,875  $ 59,298  $ (88,833)
                   ______  _______  __________  ______  ________  _________















The accompanying notes are an integral part of these financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                        For the          From Inception
                                       Year Ended        on December 29,
                                      December 31,        1994 Through
                               _________________________  December 31,
                                   2003          2002         2003
                               ____________  ___________  _____________
Cash Flows from Operating
 Activities:
  Net loss                     $     (7,694) $    (5,959) $     (88,833)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Depreciation and
     amortization                         -            -         10,339
    Non-cash expense                      -            -          8,545
    Changes in assets and
     liabilities:
      Increase (decrease)
       in accounts payable           (3,420)       5,106          3,585
      Increase in accrued
       interest - related
       party                            768           27            795
                               ____________  ___________  _____________
        Net Cash (Used) by
        Operating Activities        (10,346)        (826)       (65,569)
                               ____________  ___________  _____________
Cash Flows from Investing
 Activities:
  Organization costs                      -            -           (330)
  Purchase of equipment                   -            -         (6,023)
  Payment of software
   development costs                      -            -        (12,531)
                               ____________  ___________  _____________
        Net Cash (Used) by
        Investing Activities              -            -        (18,884)
                               ____________  ___________  _____________
Cash Flows from Financing
 Activities:
  Proceeds from common stock
   issuance                               -            -         77,500
  Stock offering costs                    -            -         (4,327)
  Advance from related party            125            -            375
  Proceeds from notes
   payable - related party           10,000        1,000         11,000
  Proceeds from capital lease             -            -          8,500
  Payments on capital lease               -            -         (8,500)
                               ____________  ___________  _____________
        Net Cash Provided by
        Financing Activities         10,125        1,000         84,548
                               ____________  ___________  _____________
Net Increase (Decrease)
 in Cash                               (221)         174             95

Cash at Beginning of Period             316          142              -
                               ____________  ___________  _____________
Cash at End of Period          $         95  $       316  $          95
                               ____________  ___________  _____________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:
     Interest                  $          -  $         -  $          79
     Income taxes              $          -  $         -  $           -

Supplemental Schedule of Noncash Investing and Financial Activities:
  For the period from inception on December 29, 1994 through December 31, 2003:
  In March 2003, the Company extended a related party advance of $250 into a new note payable.
  In 1999, the Company transferred assets of $8,545 to its former president as compensation.


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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accountings No. 109, "Accounting for Income Taxes" [See Note 4].

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

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS


NOTE 2 - CAPITAL STOCK TRANSACTIONS

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

  Common  Stock  -  The Company has authorized 50,000,000 shares  of  common stock at $.001 par value. At December 31, 2003 there are 13,875,000 common shares issued and outstanding.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance - An officer of the Company had advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable. During December 2003 an officer advanced $125 to the Company on a non-interest bearing basis.

  Notes Payable - On March 10, 2003, the Company signed a $10,250 note payable to an officer of the Company. The Company received proceeds of $10,000 and extended a $250 related party advance. The note accrues interest at 8% per annum and is due on demand. At December 31, 2003, accrued interest payable on the note amounted to $665.

  On September 11, 2002, the Company signed a $1,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. At December 31, 2003, accrued interest payable on the note amounted to $130.

  Management Compensation - The Company did not pay any compensation to its officers and directors during the years ended December 31, 2003 and 2002.

  Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $87,500, which may be applied against future taxable income and which expire in various years through 2023. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $29,800 and $27,400 at December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,400 during the year ended December 31, 2003.

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

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                         For the         From Inception
                                        Year Ended       on December 29,
                                       December 31,       1994 Through
                               _________________________  December 31,
                                    2003         2002         2003
                               ____________  ___________  _____________
    Loss from continuing
     operations available
     to common shareholders
     (numerator)               $     (7,694) $    (5,959) $     (43,792)
                               ____________  ___________  _____________
    Loss from discontinued
     operations available
     to common shareholders
     (numerator)               $          -  $         -  $     (45,041)
                               ____________  ___________  _____________
    Weighted average number
     of common shares
     outstanding used in
     loss per share for the
     period (denominator)        13,875,000   13,875,000      8,837,413
                              _____________  ___________  _____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

  Change in Control - In March 2004, the Company issued 15,000,000 shares of common stock to an individual giving him approximately 52% controlling interest in the Company. Total proceeds from the sale of stock amounted to $15,000 (or $.001 per share). The former officer and director resigned and the individual was elected as the sole officer and director of the Company.