Form 10QSB
period 2004-03-31
DENDO GLOBAL CORP
filed 2004-05-17
CIK 1097945

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2004

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

                          X   Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                            Outstanding as of May 6, 2004
Common Stock                               28,875,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                           PAGE

        -  Unaudited Condensed Balance Sheets,
            March 31, 2004 and September 30, 2003            2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended March 31,
            2004 and 2003 and from inception on June 26,
            1998 through March 31, 2004                      3


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended March 31, 2004
            and 2003 and from inception on June 26, 1998
            through March 31, 2004                           4


        -  Notes to Unaudited Condensed
            Financial Statements                           5 - 8

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,  September 30,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      627   $    2,995
  Income taxes receivable                        730          730
                                         ___________  ___________
        Total Current Assets                   1,357        3,725
                                         ___________  ___________
                                          $    1,357   $    3,725
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $      790   $    1,060
  Accrued expenses - related party            21,500       21,500
                                         ___________  ___________
        Total Current Liabilities             22,290       22,560
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   520,000 shares issued and
   outstanding                                   520          520
  Capital in excess of par value               5,480        5,480
  Deficit accumulated during the
   development stage                         (26,933)     (24,835)
                                         ___________  ___________
        Total Stockholders'
         Equity (Deficit)                    (20,933)     (18,835)
                                         ___________  ___________
                                          $    1,357   $    3,725
                                         ___________  ___________










Note: The balance sheet at September 30, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three      For the Six     From Inception
                         Months Ended      Months Ended      on June 26,
                          March 31,         March 31,        1998 Through
                      __________________ _________________    March 31,
                         2004     2003     2004     2003         2004
                       ________ ________ _______  ________  ______________
REVENUE                $      - $  2,000 $     -   $ 2,000  $       37,890

EXPENSES:
  Selling                     -        -       -         -           4,561
  General and
   administrative           798   21,706   2,098    22,936          59,968
                       ________ ________ _______  ________  ______________
      Total Expenses        798   21,706   2,098    22,936          64,529
                       ________ ________ _______  ________  ______________

LOSS BEFORE INCOME
  TAXES                    (798) (19,706) (2,098)  (20,936)        (26,639)

CURRENT TAX EXPENSE
  (BENEFIT)                   -     (546)      -      (730)            294

DEFERRED TAX EXPENSE
  (BENEFIT)                   -   (2,411)      -    (2,411)              -
                       ________ ________ _______  ________  ______________

NET LOSS               $   (798)$(16,749)$(2,098) $(17,795) $      (26,933)
                       ________ ________ _______  ________  ______________

LOSS PER COMMON SHARE  $   (.00)$   (.03 $  (.00) $   (.03) $         (.05)
                       ________ ________ _______  ________  ______________

















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Six       From Inception
                                           Months Ended       on June 26,
                                            March 31,         1998 Through
                                      ______________________    March 31,
                                          2004       2003         2004
                                      __________  __________  _____________
Cash Flows from Operating Activities:
 Net loss                             $   (2,098) $  (17,795) $     (26,933)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Changes in assets and liabilities:
    (Increase) in income
      taxes receivable                         -        (730)          (730)
    Increase in deferred tax assets            -      (2,411)             -
    Increase in accounts payable            (270)      1,326            790
    Increase in accrued
      expenses - related party                 -      15,500         21,500
    (Decrease) in income
      taxes payable                            -      (1,024)             -
    Increase (decrease) in
      accrued expenses                         -        (464)             -
                                      __________  __________  _____________
     Net Cash (Used) by
       Operating Activities               (2,368)     (5,598)        (5,373)
                                      __________  __________  _____________

Cash Flows from Investing Activities           -           -              -
                                      __________  __________  _____________
     Net Cash Provided by
       Investing Activities                    -           -              -
                                      __________  __________  _____________

Cash Flows from Financing Activities:
 Proceeds from issuance of
   common stock                                -           -          6,000
                                      __________  __________  _____________
     Net Cash Provided by
       Financing Activities                    -           -          6,000
                                      __________  __________  _____________

Net Increase (Decrease) in Cash and
  Cash Equivalents                        (2,368)     (5,598)           627

Cash and Cash Equivalents at
  Beginning of Period                      2,995      10,920              -
                                      __________  __________  _____________

Cash and Cash Equivalents at
  End of Period                       $      627  $    5,322  $         627
                                      __________  __________  _____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        -  $        -  $           -
   Income taxes                       $        -  $    1,024  $       1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended March 31, 2004:
     None

  For the six months ended March 31, 2003:
     None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Dolphin Productions, Inc. ("the Company") was organized under the laws of the State of Nevada on June 26, 1998. The Company provides musical and other performance services for concerts and other events. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Fiscal Year - The Company's fiscal year-end is September 30th.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company recognizes revenue from providing musical and other performances for concerts and other events for a negotiated fee in the period when the services are provided. The Company records only its fee from a concert performance and reflects the Company's expenses related to the performance as general and administrative expense. The Company recognizes revenue from the sale of compact discs when the product is delivered.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended March 31, 2004 and 2003, advertising costs amounted to $0 and $0, respectively.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

  Restatement - On January 15, 1999, the Company effected a 5-for-2 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Common Stock - During June 1998, the Company issued 500,000 shares of its previously authorized but unissued common stock for cash of $2,000 (or $.004 per share).

  During January 1999, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $4,000 (or $.20 per share).

  Stock Split - On January 15, 1999, the Company effected a five for two common stock split. The financial statements, for all periods presented, have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the President for the six months ended March 31, 2004 and 2003 amounted to $0 and $500, respectively. At March 31, 2004, the Company owes a total of $6,500 in accrued salary to the President.

  Legal Services and Accrued Expenses - During the six months ended March 31, 2004 and 2003, respectively, the President provided legal services of $0 and $15,000 to the Company. At March 31, 2004, the Company owes a total of $15,000 in accrued legal fees to the President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $4,350, which may be applied against future taxable income and which expire in 2024.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation and net operating loss carryforward, are approximately $3,900 and $3,700 as of March 31, 2004 and September 30, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $200 during the six months ended March 31, 2004.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                         For the Three         For the Six     From Inception
                          Months Ended         Months Ended      on June 26,
                           March 31,             March 31,      1998 Through
                        ___________________  _________________    March 31,
                          2004      2003       2004      2003        2004
                        ________  _________  ________  ________  ____________
    Net loss available
     to common
     shareholders
     (numerator)        $     (8) $ (16,749) $ (1,308) $(17,795) $    (26,143)
                        ________  _________  ________  ________  ____________
    Weighted average
     number of common
     shares outstanding
     used in loss per
     share for the
     period
     (denominator)       520,000    520,000   520,000   520,000       518,071
                        ________  _________  ________  ________  ____________

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

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

     Due to the lack of current operations and limited business activities, the Company does not have any accounting policies that it believes are critical to facilitate an investor's understanding of the Company's financial and operating status.

Recent Accounting Pronouncements

     The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.


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

Item 3. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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


Date: May 17, 2004                            DENDO GLOBAL CORP.



                                        By  /s/ Lindsay Hedin
                                           Lindsay Hedin
                                     President, Secretary, Treasurer, CFO