Form 10QSB/A
period 2004-03-31
DENDO GLOBAL CORP
filed 2004-07-13
CIK 1097945

FORM 10-QSB/A
                               (Amendment No. 1)

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


               435 West 225 South, Providence, Utah 84332
                 (Address of principal executive offices)
                                (Zip Code)

                              (435) 755-9602
           (Registrant's telephone number, including area code)

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




                                 CONTENTS

                                                           PAGE

        -  Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003            2


        -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception on
            December 29, 1994 through March 31, 2004        3


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception on
            December 29, 1994 through March 31, 2004        4


        -  Notes to Unaudited Condensed
            Financial Statements                          5 - 8

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   15,095   $       95
                                         ___________  ___________
        Total Current Assets                  15,095           95
                                         ___________  ___________
                                          $   15,095   $       95
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $    6,853   $    3,585
  Advance from related party                     125          125
  Accrued interest - related party             1,024          795
  Notes payable - related party               11,250       11,250
                                         ___________  ___________
        Total Current Liabilities             19,252       15,755
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   28,875,000 shares issued and
   outstanding                                28,875       13,875
  Capital in excess of par value              59,298       59,298
  Deficit accumulated during the
   development stage                         (92,330)     (88,833)
                                         ___________  ___________
        Total Stockholders'
         Equity (Deficit)                     (4,157)     (15,660)
                                         ___________  ___________
                                          $   15,095   $       95
                                         ___________  ___________



Note:   The balance sheet as of December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three     From Inception
                                           Months Ended     on December 29,
                                            March 31,        1994 Through
                                        __________________     March 31,
                                           2004     2003          2004
                                        ________  ________  _______________
REVENUE                                  $     -  $      -  $             -

OPERATING EXPENSES:
  General and administrative               3,268     1,957           46,670
                                        ________  ________  _______________
OPERATING LOSS                            (3,268)   (1,957)         (46,670)

OTHER INCOME (EXPENSE):
  Interest income                              -         -              405
  Interest expense                         (229)       (75)          (1,024)
                                        ________  ________  _______________
        Total Other Income
          (Expense)                        (229)       (75)            (619)
                                        ________  ________  _______________
LOSS BEFORE INCOME
  TAXES                                  (3,497)    (2,032)         (47,289)

CURRENT TAX EXPENSE                            -         -                -

DEFERRED TAX EXPENSE                           -         -                -
                                        ________  ________  _______________
LOSS FROM CONTINUING
  OPERATIONS                             (3,497)    (2,032)         (47,289)

DISCONTINUED
  OPERATIONS:
  Loss from operations of
    discontinued line of
    business                                   -         -          (45,041)
                                        ________  ________  _______________

NET LOSS                                $ (3,497) $ (2,032) $       (92,330)
                                        ________  ________  _______________

LOSS PER COMMON SHARE:
  Continuing operations                 $   (.00) $   (.00) $          (.00)
  Discontinued operations                      -         -             (.01)
                                        ________  ________  _______________
  Total Loss Per Share                  $   (.00) $   (.00) $          (.01)
                                        ________  ________  _______________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Three      From Inception
                                           Months Ended      on December 29,
                                            March 31,         1994 Through
                                        __________________      March 31,
                                           2004     2003          2004
                                        ________  ________   ______________
Cash Flows from Operating Activities:
 Net loss                               $ (3,497) $ (2,032)  $      (92,330)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Depreciation and amortization                -         -           10,339
  Non-cash expense                             -         -            8,545
  Changes in assets and liabilities:
   (Increase) in prepaid expense               -      (500)               -
   Increase (decrease) in
    accounts payable                       3,268    (5,650)           6,853
   Increase in accrued
    interest - related party                 229        75            1,024
                                        ________  ________   ______________
        Net Cash (Used) by
         Operating Activities                  -    (8,107)         (65,569)
                                        ________  ________   ______________
Cash Flows from Investing Activities:
 Organization costs                            -         -             (330)
 Purchase of equipment                         -         -           (6,023)
 Payment of software development costs         -         -          (12,531)
                                        ________  ________   ______________
        Net Cash (Used) by
         Investing Activities                  -         -          (18,884)
                                        ________  ________   ______________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance     15,000         -           92,500
  Stock offering costs                         -         -           (4,327)
  Advance from related party                   -         -              375
  Proceeds from notes
   payable - related party                     -    10,000           11,000
  Proceeds from capital lease                  -         -            8,500
  Payments on capital lease                    -         -           (8,500)
                                        ________  ________   ______________
        Net Cash Provided by
         Financing Activities             15,000    10,000           99,548
                                        ________  ________   ______________
Net Increase (Decrease) in Cash           15,000     1,893           15,095

Cash at Beginning of Period                   95       316                -
                                        ________  ________   ______________
Cash at End of Period                   $ 15,095  $  2,209   $       15,095
                                        ________  ________   ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $      -  $      -   $           79
   Income taxes                         $      -  $      -   $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the period from inception on December 29, 1994 through March31, 2004:
  In March 2003, the Company extended a related party advance of $250 into a new note payable.

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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK TRANSACTIONS

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance - An officer of the Company had advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable. During December 2003, an officer advanced $125 to the Company on a non-interest bearing basis.

                            DENDO GLOBAL CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS [Continued]

  Notes Payable - On March 10, 2003, the Company signed a $10,250 note payable to an officer of the Company. The Company received proceeds of $10,000 and extended a $250 related party advance. The note accrues interest at 8% per annum and is due on demand. At March 31, 2004, accrued interest payable on the note amounted to $869.

  On September 11, 2002, the Company signed a $1,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. At March 31, 2004, accrued interest payable on the note amounted to $155.

  Management Compensation - The Company did not pay any compensation to its officers and directors during the three months ended March 31, 2004 and 2003.

  Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $90,800, which may be applied against future taxable income and which expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $30,900 and $29,800 at March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,100 during the three months ended March 31, 2004.

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

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                          For the Three       From Inception
                                           Months Endedon      December 29,
                                            March 31,          1994 Through
                                       ____________________      March 31,
                                           2004      2003          2004
                                       __________ __________  ______________
  Loss from continuing operations
  available to common
  shareholders  (numerator)            $   (3,497) $  (2,032) $      (47,289)
                                       __________ __________  ______________
  Loss from discontinued
  operations available to common
  shareholders  (numerator)            $        -  $       -  $      (45,041)
                                       __________ __________  ______________
  Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)                 16,512,363 13,875,000      16,512,363
                                       __________ __________  ______________

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