Form 10QSB
period 2004-06-30
DENDO GLOBAL CORP
filed 2004-08-16
CIK 1097945

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2004

                     Commission File Number 000-27867

                            DENDO GLOBAL CORP.
          (Exact name of registrant as specified in its charter)


            Nevada                          87-0533626
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


                  6743 Hare Run Lane, Arlington, TN 38002
                 (Address of principal executive offices)
                                (Zip Code)

                              (901) 356-4884
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes_X__  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of August 11,
                                               2004
         Common Stock                       28,875,000

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                       DENDO GLOBAL CORP.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2004

                       DENDO GLOBAL CORP.
                  [A Development Stage Company]




                            CONTENTS

                                                                    PAGE

        -    Unaudited Condensed Balance Sheets,
              June 30, 2004 and December 31, 2003                      2


        -    Unaudited Condensed Statements of Operations,
              for the three and six months ended June 30, 2004
              and 2003 and for the period from inception on
              December 29, 1994 through June 30, 2004                  3


        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended June 30, 2004
              and 2003 and for the period from inception on
              December 29, 1994 through June 30, 2004                  4


        -  Notes to Unaudited Condensed Financial Statements       5 - 8

                       DENDO GLOBAL CORP.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                           June 30,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    3,738   $       95
                                         ___________  ___________
        Total Current Assets                   3,738           95
                                         ___________  ___________
                                          $    3,738   $       95
                                         ___________  ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $    7,774   $    3,585
  Advance from related party                       -          125
  Accrued interest - related party               182          795
  Notes payable - related party                1,000       11,250
                                         ___________  ___________
        Total Current Liabilities              8,956       15,755
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   28,875,000 and 13,875,000
   shares issued and outstanding,
   respectively                               28,875       13,875
  Capital in excess of par value              59,298       59,298
  Deficit accumulated during the
   development stage                        (93,391)     (88,833)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                   (5,218)     (15,660)
                                         ___________  ___________
                                          $    3,738   $       95
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

                       DENDO GLOBAL CORP.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                             For the Three   For the Six     From Inception
                             Months Ended    Months Ended    on December 29,
                             June 30,        June 30,          1994 Through
                           __________________________________    June 30,
                            2004     2003      2004     2003      2004
                           ________  _______  _______  _______   _________
REVENUE                    $      -  $     -  $     -  $     -   $       -

OPERATING EXPENSES:
  General and
   administrative               928    1,955    4,196    3,912      47,598
                           ________  _______  _______  _______   _________
OPERATING LOSS                 (928)  (1,955)  (4,196)  (3,912)    (47,598)

OTHER INCOME (EXPENSE):
  Interest income                 -        1        -        1         405
  Interest expense             (133)    (229)    (362)    (304)     (1,157)
                           ________  _______  _______  _______   _________
        Total Other Income
          (Expense)            (133)    (228)    (362)    (303)       (752)
                           ________  _______  _______  _______   _________
LOSS BEFORE INCOME
  TAXES                      (1,061)  (2,183)  (4,558)  (4,215)    (48,350)

CURRENT TAX EXPENSE               -        -        -        -           -

DEFERRED TAX EXPENSE              -        -        -        -           -
                           ________  _______  _______  _______   _________
LOSS FROM CONTINUING
  OPERATIONS                 (1,061)  (2,183)  (4,558)  (4,215)    (48,350)

DISCONTINUED
  OPERATIONS:
  Loss from operations of
    discontinued line of
    business                      -        -        -        -     (45,041)
                           ________  _______  _______  _______   _________

NET LOSS                   $ (1,061) $(2,183) $(4,558) $(4,215)  $ (93,391)
                           ________  _______  _______  _______   _________
LOSS PER COMMON SHARE:
  Continuing operations    $   (.00) $  (.00) $  (.00) $  (.00)  $    (.01)
  Discontinued operations         -        -        -        -        (.00)
                           ________  _______  _______  _______   _________
  Total Loss Per Share     $   (.00) $  (.00) $  (.00) $  (.00)  $    (.01)
                           ________  _______  _______  _______   _________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       DENDO GLOBAL CORP.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                             For the Six      From Inception
                                             Months Ended      on December 29,
                                             June 30,           1994 Through
                                            __________________     June 30,
                                               2004        2003       2004
                                            _________  __________  _________
Cash Flows from Operating Activities:
 Net loss                                   $  (4,558) $  (4,215)  $ (93,391)
 Adjustments to reconcile
   net loss to net cash
   used by operating activities:
  Depreciation and amortization                     -          -      10,339
  Non-cash expense                                  -          -       8,545
  Changes in assets and liabilities:
   (Increase) in prepaid expense                    -       (500)          -
   Increase (decrease) in
   accounts payable                             4,189     (3,725)      7,774
   Increase in accrued
    interest - related party                     (613)       304         182
                                            _________  __________  _________
        Net Cash (Used) by
         Operating Activities                    (982)    (8,136)    (66,551)
                                            _________  __________  _________
Cash Flows from Investing Activities:
 Organization costs                                 -          -        (330)
 Purchase of equipment                              -          -      (6,023)
 Payment of software development costs              -          -     (12,531)
                                            _________  __________  _________
        Net Cash (Used) by
         Investing Activities                       -          -     (18,884)
                                            _________  __________  _________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance          15,000          -      92,500
  Stock offering costs                              -          -      (4,327)
  Advance from related party                     (375)         -           -
  Proceeds from notes
   payable - related party                    (10,000)    10,000       1,000
  Proceeds from capital lease                       -          -       8,500
  Payments on capital lease                         -          -      (8,500)
                                            _________  __________  _________
        Net Cash Provided by
         Financing Activities                   4,625     10,000      89,173
                                            _________  __________  _________
Net Increase (Decrease) in Cash                 3,643      1,864       3,738

Cash at Beginning of Period                        95        316           -
                                            _________  __________  _________
Cash at End of Period                       $   3,738  $   2,180   $   3,738
                                            _________  __________  _________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                 $       -  $       -   $      79
   Income taxes                             $       -  $       -   $       -

Supplemental Schedule of Non-cash Investing and Financing
Activities:
  For  the period from inception on December 29, 1994 through  June
30, 2004:
  In March 2003, the Company extended a related party advance of $250 into a new note payable.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK TRANSACTIONS

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Related Party - An officer of the Company had advanced $250 to the Company on a non-interest-bearing basis. On March 10, 2003, this advance was extended into a new note payable. During December 2003, an officer advanced $125 to the Company on a non-interest bearing basis.

                       DENDO GLOBAL CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS [Continued]

  Notes Payable - On March 10, 2003, the Company signed a $10,250 note payable to an officer of the Company. The Company received proceeds of $10,000 and extended a $250 related party advance. The note accrued interest at 8% per annum and was due on demand. The note had accrued interest of $975. The Company repaid the note on June 8, 2004.

  On September 11, 2002, the Company signed a $1,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. At June 30, 2004, accrued interest payable on the note amounted to $182.

  Management   Compensation  -  The  Company  did   not   pay   any
  compensation to its officers and directors during the six months ended June 30, 2004 and 2003.

  Rent  - The Company has not had a need to rent office space.   An
  officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available unused operating loss carryforwards of approximately $92,000, which may be applied against future taxable income and which expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately, $31,300 and $29,800 at June 30, 2004 and December 31, 2003,
  respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,500 during the six months ended June 30, 2004.

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

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                           For the Three      For the Six      From Inception
                           Months Ended       Months Ended     on December 29,
                              June 30,           June 30,        1994 Through
                          ____________________________________    June 30,
                           2004      2003      2004      2003       2004
                          ________  ________  ________  ________   ________
  Loss from continuing
   operations available
   to common shareholders
   (numerator)            $ (1,061) $ (2,183) $ (4,558) $ (4,215)  $(48,350)
                          ________  ________  ________  ________   ________
  Loss from discontinued
  operations available
  to common shareholders
  (numerator)             $      -  $      -  $      -  $      -   $(45,041)
                          ________  ________  ________  ________   ________
  Weighted average number
   of common shares
   outstanding used in
   loss per share for the
   period (denominator) 22,693,681 13,875,000 22,693,681 13,875,000 9,563,959
                        __________ __________ __________ __________ _________

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

Item 3. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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

Date: August 11, 2004            By    /s/ Lindsay Hedin

                                 Lindsay Hedin
                                 President, Secretary,
                                 Treasurer, CFO