Form 10QSB
period 2004-09-30
TechAlt, Inc.
filed 2004-11-15
CIK 1097945

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                        Commission File Number: 000-27867

                                  TECHALT, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   87-0533626
                      (IRS Employer Identification Number)

                         3311 N. Kennicott Ave., Suite A
                           Arlington Heights, IL 60004
               (Address of principal executive offices)(Zip Code)

                                 (847) 870-2601
                (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the Company's common stock outstanding on September 30, 2004: 12,000,000

                                  TECHALT, INC.
                                   FORM 10-QSB

TABLE OF CONTENTS

PART  I     FINANCIAL  INFORMATION

Item  1     Financial  Statements

Item  2     Management's  Discussion  and Analysis or Plan of Operation

Item  3     Controls and Procedures

PART II     OTHER INFORMATION

Item  1     Legal Proceedings

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

Item 3      Defaults Upon Senior Securities

Item 4      Submission of Matters to a Vote of Security Holders

Item 5      Other Information

Item  6     Exhibits

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  TECHALT, INC.
                          (FORMERLY DENDO GLOBAL CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                  (dollars in thousands except per share data)

                                                                                 December 31,  September 30,
                                                                                     2003          2004
                                                                                 ------------  -------------
                                                                                               (Unaudited)
Current assets
  Cash and cash equivalents                                                          $  --        $   1
                                                                                     -----        -----
                               Total current assets                                     --            1
Deposit                                                                                 --           20
                                                                                     -----        -----

                 Total                                                               $  --        $  21
                                                                                     =====        =====

Current liabilities
  Accounts payable                                                                   $   4        $  42
  Excess of checks issued over bank balance                                             --            8
  Compensation and other amounts payable to officer                                     --          172
  Accrued professional fees                                                             --          101
  Notes payable and other amounts due to related parties                                12           --
  Accrued preferred stock dividends                                                     --            3
                                                                                     -----        -----
                                                                                     -----        -----
                                Total current liabilities                            $  16        $ 326
                                                                                     -----        -----

Commitments and contingencies (Note 2)

Stockholders' Deficit
  Series A Convertible Voting Preferred stock, $0.001 par value, 4 million shares authorized in 2004, 500,000 shares issued and
    outstanding at September 30, 2004, liquidation preference of                        --          460
   $1 million
  Preferred stock, $0.001 par value, 100 million shares authorized, of which 4 million were designated as Series A Convertible Preferred stock in 2004, none of the remaining 96 million shares authorized
    have been designated, issued or outstanding                                         --           --
  Common stock and additional paid-in capital. $0.001 par value,
    500 million shares authorized, shares issued and outstanding of
    12,000,000 and 13,875,000, respectively at September 30, 2004 and
    December 31, 2003                                                                   73          261
  Receivable from principal stockholder                                                            (100)
  Deficit accumulated to August 23, 2004                                               (89)        (107)
  Deficit accumulated during the development stage period                               --
  August 24, 2004 to September 30, 2004                                                 --         (819)
                                                                                     -----        -----
                                                                                       (16)        (765)

     Total stockholders' deficit                                                       (16)        (305)

                 Total                                                               $  --        $  21
                                                                                     =====        =====

                 See accompanying notes to financial statements

                                  TECHALT, INC.
                          (FORMERLY DENDO GLOBAL CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                                      From the
                                                                                                                    Development
                                                                                                                    Stage Period
                                                                                                                  August 24, 2004
                                                                                                                       Through
                                                  Three months ended September 30, Nine months ended September 30,  September 30,
                                                        2004            2003            2004            2003            2004
                                                    ------------    ------------    ------------    ------------    ------------
Revenue                                             $         --    $         --    $         --    $         --    $         --
Cost of goods sold                                            --
                                                    ------------    ------------    ------------    ------------    ------------
Gross profit                                                  --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Operating expenses
  Selling, general and administrative                        218               2             222               5             204
  Compensation agreement expense                             173              --             173              --             173
  Financial consulting expenses                              150              --             150              --             150
  Acquired in-process research and development               238              --             238              --             238
  Research and development                                    51              --              51              --              51
                                                    ------------    ------------    ------------    ------------    ------------
     Total operating expenses                                830               2             834               5             816
                                                    ------------    ------------    ------------    ------------    ------------

Loss  from continuing operations before interest            (830)             (2)           (834)             (5)           (816)
Interest expense                                              --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------

Net loss                                                    (830)             (2)           (834)             (5)           (816)
Preferred stock dividends                                     (3)             --              (3)             --              (3)
                                                    ------------    ------------    ------------    ------------    ------------

Net loss attributable to common shareholders        $       (833)   $         (2)   $       (837)   $         (5)   $       (819)
                                                    ============    ============    ============    ============    ============

Basic and diluted net loss attributable to common
   Shareholders per share                           $      (0.04)   $      (0.00)   $      (0.03)   $      (0.00)   $      (0.09)
                                                    ============    ============    ============    ============    ============

Weighted average shares outstanding during period
   used in computing loss per share                   22,088,315      13,875,000      26,596,259      13,875,000       9,574,582
                                                    ============    ============    ============    ============    ============

                 See accompanying notes to financial statements

                                  TECHALT, INC.
                          (FORMERLY DENDO GLOBAL CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                           From the
                                                                                                          Development
                                                                                                         Stage Period
                                                                                                        August 24, 2004
                                                                                                            Through
                                                                         Nine months ended September 30,  September 30,
                                                                              2004            2003            2004
                                                                            --------        --------        --------
Cash flows from operating activities:
 Net loss                                                                   $   (834)       $     (5)       $   (816)
    Adjustments to reconcile net loss to net cash
      used  in operating activities:
        Financial consulting expense paid in stock                               150              --             150
       Acquired in-process research and development                              238              --             238
        Changes in operating assets and liabilities:
          Accounts payable                                                        46              (3)              1
          Accrued compensation and related liabilities                           173              --             173
          Accrued professional fees                                              101              --             101
          Accrued preferred stock dividends                                        3              --               3
          Other                                                                  (14)             --              (6)
                                                                            --------        --------        --------
               Net cash used in operating activities                            (137)             (8)           (156)
                                                                            --------        --------        --------

     Payments for other assets                                                   (20)             --              --
                                                                            --------        --------        --------
          Net cash used in investing activities                                  (20)             --              --
                                                                            --------        --------        --------

Cash flows from financing activities:
     Proceeds from sale of common stock                                           15              --              --
     Excess checks issued over bank balance                                        8              --               8
     Payment for cancellation of shares                                          (77)             --             (77)
     Proceeds from notes payable to related parties                               --              10              --
     Payments on notes payable to related parties                                (10)             --              --
     Proceeds from sale of preferred stock, net of issue costs                   460              --             460
     Payments to stockholder for liabilities paid in
     connection with the license agreement                                      (238)             --            (238)
                                                                            --------        --------        --------
         Net cash provided by financing activities                               158              10             153
                                                                            --------        --------        --------
Net increase (decrease) in cash and cash equivalents                               1               2              (3)
    Cash and cash equivalents, beginning of period                                --              --               4
Cash and cash equivalents, end of period                                    $      1        $      2        $      1
                                                                            ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $     --        $     --        $     --
                                                                            ========        ========        ========

   Receivable from stockholder obtained in connection
   with the Intellectual Property License Agreement and
   issuance of common stock                                                 $    100        $     --        $    100
                                                                            ========        ========        ========

   Liabilities paid in connection with the Intellectual
   Property License Agreement                                               $    238        $     --        $    238
                                                                            ========        ========        ========

                 See accompanying notes to financial statements

                                  TECHALT, INC.
                          (FORMERLY DENDO GLOBAL CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - Prior to August 24, 2004, the Company had no business operations, and very limited assets or capital resources, and its business plan was to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. As a result of transactions occurring in August 2004, as described below, and which include, but not limited to the License Agreement, sale of Series A Convertible Preferred Stock, the Compensation Agreement, the financial advisory arrangement and the Agreement with IBM, the Company's operations now relate to sales of wireless, multi-network communications hardware and software solutions to be used by emergency first responders such as Police, EMS and other Homeland Security Agencies.

The Company is considered to have entered a new development stage on August 24, 2004 as defined in Statement of Financial Accounting Standards No. 7. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Activities during the new development stage include raising capital, developing the corporate infrastructure and research and development.

BASIS OF PRESENTATION AND GOING CONCERN - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and had no on-going operations. As noted in the report of Independent Registered Public Accounting Firm of the Company's December 31, 2003 financial statements, these factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


UNAUDITED INTERIM FINANCIAL STATEMENTS - The accompanying balance sheet as of September 30, 2004, the statements of operations and the statements of cash flows for the interim periods ended September 30, 2003 and 2004, and the statement of changes in stockholders' deficit for the nine months ended September 30, 2004, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended September 30, 2003 and 2004. In accordance with financial reporting requirements for interim financial statements, certain disclosures included in annual financial statements have been condensed or omitted, and accordingly, these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. The results of operations and cash flows for the interim periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or for any other interim period or for any future year.


USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS-- The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

LOSS PER SHARE - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Dilutive loss per share is not presented as the effects of including common stock equivalent shares, which there were none of prior to 2004, would be anti-dilutive for all periods presented. The unaudited computations of loss per share for period ended September 30, 2004, exclude 1 million common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock and 1 million common shares issuable upon exercise of outstanding Warrants.

                                  TECHALT, INC.
                          (FORMERLY DENDO GLOBAL CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company's financial instruments consist of cash, accounts payable, amounts payable to related parties and Series A Convertible Preferred Stock, and their carrying amounts approximate fair value due to their short maturities and recent occurrences.

RESEARCH AND DEVELOPMENT--Research and development costs, which are comprised primarily of supplies, materials and related costs, are expensed as incurred. The value of acquired In-process Research and Development is charged to expense on the date of acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146,147,148,149 and 150 had no applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - RECENT DEVELOPMENTS AND SIGNIFICANT AGREEMENTS

CHANGE IN CONTROL - In March 2004, the Company issued 15 million shares of its common stock to an individual representing 52% controlling interest in the Company. Total proceeds from the sale of stock amounted to $15,000 (or $0.001 per share). The former officer and director resigned and the individual was elected as the sole officer and director of the Company.

LICENSE AGREEMENT - On August 20, 2004, the Company and its then majority (52%) shareholder and sole member of its board of directors (the "Warranting Shareholder") entered into an Intellectual Property License Agreement with Technology Alternatives, Inc. ("TAI"), which agreement (the "License Agreement") was consummated on August 24, 2004 ("Closing"). Pursuant to the License Agreement, in exchange for the issuance of 10,044,000 shares of Company common stock ("Common Stock"), the Company licensed certain intellectual property owned by TAI. The initial term of the License is 6 months, which 6 month term is automatically extended for additional 6 month terms until terminated by mutual agreement of the Company and TAI. Pursuant to terms of the License Agreement, the Company is to receive $100,000 from TAI to satisfy certain liabilities and 27,219,000 shares of Common Stock were cancelled. The receivable from TAI is due on demand and is presented as a component of Stockholders' Deficit in the accompanying balance sheet at September 30, 2004.

In connection with the License Agreement the Company made payments to former shareholders of approximately $77,000 for the cancellation of stock, which such amounts have been recorded as a decrease in common stock and additional paid-in capital in a manner similar to accounting for the acquisition of Treasury Stock. Additionally, the Company paid certain TAI liabilities of approximately $238,000, which were subsequently paid to TAI and others. The amount of paid liabilities has been allocated to "In-process Research and Development" costs pertaining to the intellectual property rights licensed in connection with the License Agreement and were immediately expense as of the license date as a result of the licensed Intellectual Property not having yet attained technological feasibility.

The License Agreement provides for the Company to raise equity funding (cash) of at least $500,000 within 5 days following Closing (the "Initial Funding"), and of at least an additional $3.5 million within 90 days following Closing (the "Final Funding"). In the event the fundings are not timely completed or if the "Historical Stockholders" own less than 8% of the outstanding common stock upon consummation of the Final Funding, then the Warranting Shareholder shall have the option for 14 calendar days to terminate the Agreement, subject to certain remedy provisions.

                                  TECHALT, INC.
                          (FORMERLY DENDO GLOBAL CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2 - RECENT DEVELOPMENTS AND SIGNIFICANT AGREEMENTS (CONTINUED)

LICENSE AGREEMENT - After issuance of shares and cancellation of shares in connection with the License Agreement, TAI owns 4 million shares of the 12 million total outstanding and James E. Solomon ("Solomon"), the majority shareholder of TAI, directly or beneficially owns an additional approximately
4.5 million shares. In certain circumstances, Solomon, voting shares directly or beneficially owned, along with voting shares beneficially owned by TAI, has control to vote approximately 71% of the Company's outstanding common shares. Inasmuch as Solomon has a majority ownership interest in the Company after the issuance of common shares in connection with the License Agreement, the Intellectual Properties rights acquired by the Company have been recorded in the amount of Solomon's net book value of such assets, and that same value assigned to shares issued. As a result of previously expensing costs incurred in connection with developing such assets, the net book value was $0, which is the value recorded by the Company for this transaction accounted for in a manner similar to that ascribed for transactions with entities under common control.

In connection with the License Agreement, Solomon was appointed to the Board of Directors of the Company and appointed President and Chief Executive Officer of the Company, and the Warranting Shareholder resigned from all positions as an officer and director of the Company.

SALE OF SERIES A CONVERTIBLE PREFERRED STOCK, WARRANTS AND ADDITIONAL INVESTMENT RIGHTS - On August 24, 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $500,000, before offering costs of approximately $40,000, the Company sold 500,000 shares of its Series A Convertible Preferred Voting Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 1 million shares of the Company's common stock at an exercise price of $1.00 per share for the period ending five years from issuance (the "Warrants") and Additional Investment Rights to purchase 3.5 million additional shares of Series A Preferred with 7 million warrants at a purchase price of $1.00 per share (the "Series A Preferred Rights") (the "Offering"). Each share of Series A Preferred is convertible into two shares of the Company's common stock, at a conversion price of $0.50 per common share, the price determined by Company management to represent the fair value of such stock at the issuance date. The Series A Preferred holders have voting rights on an as converted basis. In October 2004, pursuant to the Additional Investment Rights, the Company issued an additional 170,000 shares of Series A Preferred and Warrants to purchase 340,000 shares of common stock, each security having the same terms as those in the Offering, and received cash proceeds of $170,000.

Terms of Series A Preferred provides for, among other things, cumulative dividends to be paid to holders at a rate of 5% per annum, which accumulate daily from issuance date and payable quarterly, in certain circumstances payable in the Company's common stock, each preferred share to be convertible into 2 shares of Company common stock, subject to anti-dilution conversion rate adjustments, at a $2.00 per share liquidation preference amount, payment of dividends and distributions to holders of common stock to the same extent as if such holders of preferred stock had converted into common shares, voting rights on an as converted basis, and limits payment of dividends on common stock until certain financial targets are met.

The use of proceeds from the Offering were designated for the Company's general corporate and working capital purposes, and prohibited certain other uses, including payments to TAI. The aforementioned payments of $238,000 to TAI and others were otherwise prohibited, but have been orally consented to by Series A Preferred shareholders. Pursuant to terms of a Securities Purchase Agreement with respect to the Offering, under certain circumstances, the Company may be required to redeem the Series A Preferred.

COMPENSATION AGREEMENT - In August 2004, the Company entered into an Employment Agreement with Solomon, pursuant to which Solomon is to be employed by the Company as Chief Executive Officer for an initial period of 3 years, which period shall be automatically renewed until terminated by the Company. The Employment Agreement provides for annual compensation of $175,000, an opportunity for Solomon to earn additional annual bonuses upon the Company attaining certain financial targets, and for the Company to grant Solomon options to purchase 1 million shares of Company common stock at an exercise price being fair value at date of grant, subject to vesting. During the three months ended September 30, 2004, the Company recorded approximately $130,000 of compensation expense incurred upon execution of the Employment Agreement for compensation due upon signing and approximately $43,000 of expense relating to reimbursement to Solomon for costs and expenses incurred in connection with development and support of Intellectual Property acquired pursuant to the License Agreement. The Employment Agreement also provides for the Company to pay Solomon for certain executive officer benefits throughout the term.

                                  TECHALT, INC.
                          (FORMERLY DENDO GLOBAL CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2 - RECENT DEVELOPMENTS AND SIGNIFICANT AGREEMENTS (CONTINUED)

LITIGATION AND SETTLEMENT AGREEMENT - In August 2004, Paul Masanek ("Masanek"), a 45% shareholder of TAI, and Services By Designwise, Ltd., a company owned by Masanek ("SBD") (SBD and Masanek, collectively "Masanek"), filed a lawsuit in the Circuit Court of Cook County, Illinois (the "court"), against Solomon and TAI (the "Lawsuit"). The Lawsuit is comprised of (i) a Verified Complaint for Declaratory, Injunctive and Other Relief (the "Complaint"), (ii) a Motion for Temporary Restraining Order (the "Restraining Order"), and (iii) a Motion for Preliminary Injunction (the "Injunction"). The Lawsuit alleges Solomon and TAI, among other things, engaged in ultra vires acts, breached their fiduciary duty and were oppressive of Masanek in connection with certain contemplated financials (the "Financing") and potential transaction involving TAI (the "Transaction") and in the removal of Masanek as an executive officer and member of the board of TAI. The Complaint also claims that Masanek owns 49% of TAI, not 45%. Masanek seeks, among other things, a declaratory judgment that Masanek's removal from the board of TAI is invalid and that certain actions taken by
Solomon and TAI in connection with the Financing and the Transaction are invalid. Masanek seeks injunctive relief reinstating his position on the board and preventing the approval or implementation of the Financing between TAI and Sunrise Securities Corp. an investment advisor, and the Transaction and ordering TAI and Solomon to consider other financing and business combination alternatives. Masanek seeks to have Solomon removed as a director and claims Solomon breached an alleged "Directors Agreement: pursuant to which the parties allegedly agreed that the board of TAI would be comprised of 2 persons, Solomon and Masanek. Masanek also alleges that Solomon and TAI tortuously inferred with SBD's relationship with its employees, that TAI owes Masanek approximately $700,000 for services rendered and that TAI owes Masanek approximately $400,000 in connection with a loan.

In October 2004, the Company entered an Agreed Order along with TAI, Solomon, Masanek (collectively, the "Parties"), in connection with the Lawsuit. Pursuant to the Order and continuation of the pending standstill agreement, the Court found that the Parties had agreed in principal to the full resolution of all claims in the Lawsuit, subject to the execution of definitive Settlement Agreements, which definitive agreements are still being negotiated.

NAME CHANGE - Effective October 15, 2004, the Company's name changed from Dendo Global, Corp. to TechAlt, Inc.

CHANGE IN AUTHORIZED SHARES - In October 2004, the authorized shares were increased to 500 million common and 100 million preferred.

FINANCIAL ADVISOR ARRANGEMENT - Pursuant to terms of an arrangement with a financial advisor, in August 2004, the Company issued 300,000 shares of its common stock for services provided. The Company has accounted for this as financial consulting expense of $150,000, the estimated fair value of common stock issued, and as an increase in common stock and paid-in capital.

                                  TECHALT, INC.
                          (FORMERLY DENDO GLOBAL CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2 - RECENT DEVELOPMENTS AND SIGNIFICANT AGREEMENTS (CONTINUED)

AGREEMENT WITH IBM - On October 11, 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. The SOW serves as the Company's official notice and authorization to begin implementation of and billing for the project. Pursuant to terms of the SOW, the Company will be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it is to receive payments of approximately $2.9 million.

In Phase 1 of the project, 15 radio towers and 32 municipal and county buildings will be configured as wireless hotspots. The Company's multi-network capable communications modules will be used to transmit video and data to police, fire, and emergency services vehicles. This live streaming video will help first responders orchestrate a coordinated response to emergencies. The wireless network will provide first responders in remote locations with information already shared on the county's wired network. Police, fire and emergency services personnel will have real-time access to law enforcement databases, GIS information, hazmat information and other data on the Cook County network.

FACILITIES LEASE - In September 2004, the Company entered into a lease agreement for corporate office facilities having a term ending August 2006 and providing for minimum rental payments of approximately $40,000, $123,000 and $83,000 in 2004, 2005 and 2006, respectively.

EMPLOYEES - As of November 2004, the Company has 17 full-time employees, approximately 12 of which work at the Company's corporate office facilities in Arlington Heights, Illinois, a suburb of Chicago. Monthly gross wages approximates $150,000.

PROMISSORY NOTE - In October 2004, the Company entered into a $13,000 Promissory Note payable to a bank, due April 2007, bearing interest at an annual rate of 5.75%, and payable at $467 per month for 30 months. The proceeds from the note was used to purchase an automobile. The Promissory Note is collateralized by an automobile owned by the Company and is guaranteed by Solomon.

REGISTRATION STATEMENT ON FORM SB-2 - The Company is in the process of filing a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding the registration of approximately 34 million shares of the Company's common stock to be sold by certain stockholders of the Company. The selling stockholders will offer the common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from the sales of the common stock by the selling stockholders. Shares of the Company's common stock are not currently quoted on any exchange or the over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this prospectus. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under "Risk Factors" and those included elsewhere in this Quarterly Report on Form 10-QSB.

When used in this prospectus, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition as of September 30, 2004 and for the interim periods then ended. The discussion should be read in conjunction with the financial statements and notes thereto.

Prior to August 24, 2004, the Company had no business operations, and very limited assets or capital resources, and its business plan was to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. As a result of transactions occurring in August 2004, as described below, and which include, but not limited to the License Agreement, sale of Series A Convertible Preferred Stock, the Compensation Agreement, the financial advisory arrangement and the Agreement with IBM, the Company's operations now relate to sales of wireless, multi-network communications hardware and software solutions to be used by emergency first responders such as Police, EMS and other Homeland Security Agencies. The Company is considered to be a development stage company for purposes of financial statement presentation and reporting, and has determined August 24, 2004 to be the inception of its development stage.

LICENSE AGREEMENT - On August 20, 2004, the Company and its then majority (52%) shareholder and sole member of its board of directors (the "Warranting Shareholder") entered into an Intellectual Property License Agreement with Technology Alternatives, Inc. ("TAI"), which agreement (the "License Agreement") was consummated on August 24, 2004 ("Closing"). Pursuant to the License Agreement, in exchange for the issuance of 10,044,000 shares of Company common stock ("Common Stock"), the Company licensed certain intellectual property owned by TAI. The initial term of the License is 6 months, which 6 month term is automatically extended for additional 6 month terms until terminated by mutual agreement of the Company and TAI. As partial consideration for entering into the License Agreement, the Company will also received $100,000 cash to satisfy certain liabilities. In connection with the License Agreement, 27,219,000 shares of Common Stock were cancelled.

The License Agreement provides for the Company to raise equity funding (cash) of at least $500,000 within 5 days following Closing (the "Initial Funding"), and of at least an additional $3.5 million within 90 days following Closing (the "Final Funding"). In the event the fundings are not timely completed or if the "Historical Stockholders" own less than 8% of the outstanding common stock upon consummation of the Final Funding, then the Warranting Shareholder shall have the option for 14 calendar days to terminate the Agreement, subject to certain remedy provisions.

After issuance of shares and cancellation of shares in connection with the License Agreement, TAI owns 4 million shares of the 12 million total outstanding and James E. Solomon ("Solomon"), the majority shareholder of TAI, directly or beneficially owns an additional approximately 4.5 million shares. In certain circumstances, Solomon, voting shares directly or beneficially owned, along with voting shares beneficially owned by TAI, has control to vote approximately 71% of the Company's outstanding common shares.

In connection with the License Agreement, Solomon was appointed to the Board of Directors of the Company and appointed President and Chief Executive Officer of the Company, and the Warranting Shareholder resigned from all positions as an officer and director of the Company.

SALE OF SERIES A CONVERTIBLE PREFERRED STOCK, WARRANTS AND ADDITIONAL INVESTMENT RIGHTS - On August 24, 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $500,000, before of offering costs of approximately $40,000, the Company sold 500,000 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 1 million shares of the Company's common stock at an exercise price of $1.00 per share (the "Warrants") and Additional Investment Rights to purchase 3.5 million additional shares of Series A Preferred at a purchase price of $1.00 per share (the "Series A Preferred Rights") (the "Offering"). Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock. In October 2004, pursuant to the Additional Investment Rights, the Company issued an additional 170,000 shares of Series A Convertible Preferred Stock and Warrants to purchase 340,000 shares of common stock, each security having the same terms as those in the Offering, and received cash proceeds of $170,000.

Terms of Series A Preferred provides for, among other things, dividends to be paid to holders at a rate of 5% per annum, which accumulate daily from issuance date and payable quarterly, in certain circumstances payable in the Company's common stock, each preferred share to be convertible into 2 shares of Company common stock, subject to anti-dilution conversion rate adjustments, a $2.00 per share liquidation preference amount, payment of dividends and distributions to holders of common stock to the same extent as if such holders of preferred stock had converted into common shares, voting rights on an as-converted basis and limits payment of dividends on common stock until certain financial targets are met.

COMPENSATION AGREEMENT - In August 2004, the Company entered into an Employment Agreement with Solomon, pursuant to which Solomon is to be employed by the Company as Chief Executive Officer for an initial period of 3 years, which period shall be automatically renewed until terminated by the Company. The Employment Agreement provides for annual compensation of $175,000, an opportunity for Solomon to earn additional annual bonuses upon the Company attaining certain financial targets, and for the Company to grant Solomon options to purchase 1 million shares of Company common stock at an exercise price being fair value at date of grant, subject to vesting. During the three months ended September 30, 2004, the Company recorded approximately $130,000 of compensation expense incurred upon execution of the Employment Agreement for compensation due upon signing and approximately $43,000 of expense relating to reimbursement to Solomon for costs and expenses incurred in connection with development and support of Intellectual Property acquired pursuant to the License Agreement. The Employment Agreement also provides for the Company to pay Solomon for certain executive officer benefits throughout the term.

LITIGATION AND SETTLEMENT AGREEMENT - Paul Masanek ("Masanek"), and a company controlled by him, Services By Designwise, Ltd. ("SBD"), filed a lawsuit in the State of Illinois against us asserting among other things, that it was improper for the Company to enter into an Intellectual Property License Agreement with Technology Alternatives, Inc. pursuant to which certain of the intellectual property of Technology Alternatives, Inc. was licensed to the Company. Masanek also alleges that the License Agreement was an attempt to "squeeze" him out from being permitted to make decisions regarding Technology Alternatives, Inc., was not an acceptable business transaction for Technology Alternatives, Inc., amounts to a transfer of all or substantially all of the assets of Technology Alternatives, Inc., effectively dilutes his ownership in Technology
Alternatives, Inc., and diverts a corporate opportunity from Technology Alternatives, Inc.

The Company has reached an agreement in principal with Masanek and SBD to dismiss the lawsuit against the Company. The settlement agreements anticipated to be executed by the parties consist of the following agreements: (i) Settlement Agreement, (ii) Sales Agreement, (iii) Consulting Agreement, (iv) Secured Convertible Promissory Note convertible into 1,125,000 shares of our common stock at $1.00 per share, (v) a Warrant to purchase 750,000 shares of our common stock, exercise price of $1.00 per share, (vi) Registration Rights Agreement, (vii) Right of First Refusal Agreement, (viii) Security Agreement, and (ix) Agreement and Plan of Merger by and among the Company, Technology Alternatives, Inc., TechAlt Acquisitions, Inc., James E. Solomon and Masanek ("Merger Agreement") (collectively, the "Settlement Documents"). The Settlement Documents will not become effective until the satisfaction of certain conditions of an Escrow Agreement. As of the date of this Registration Statement, the material terms of the Escrow Agreement were still being negotiated among the parties.

FINANCIAL ADVISOR ARRANGEMENT - Pursuant to terms of an arrangement with a financial advisor, in August 2004, the Company issued 300,000 shares of its common stock for services provided. The Company has accounted for this as financial advising expense of $150,000, the estimated fair value of common stock issued, and as an increase in common stock and paid-in capital.

AGREEMENT WITH IBM - On October 11, 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. The SOW serves as the Company's official notice and authorization to begin implementation of and billing for the project. Pursuant to terms of the SOW, the Company will be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it will receive payments of approximately $2.9 million.

In Phase 1 of the project, 15 radio towers and 32 municipal and county buildings will be configured as wireless hotspots. The Company's multi-network capable communications modules will be used to transmit video and data to police, fire, and emergency services vehicles. This live streaming video will help first responders orchestrate a coordinated response to emergencies. The wireless network will provide first responders in remote locations with information already shared on the county's wired network. Police, fire and emergency services personnel will have real-time access to law enforcement databases, GIS information, hazmat information and other data on the Cook County network.

FACILITIES LEASE - In September 2004, the Company entered into a lease agreement for corporate office facilities having a term ending August 2006 and providing for minimum rental payments of approximately $40,000, $123,000 and $83,000 in 2004, 2005 and 2006, respectively.

EMPLOYEES - As of November 2004, the Company has 18 full-time employees, approximately 12 of which work at the Company's corporate office facilities in Arlington Heights, Illinois, a suburb of Chicago. Monthly compensation expense approximates $150,000 .

PROMISSORY NOTE - In October 2004, the Company entered into a $13,000 Promissory Note payable to a bank, due April 2007, bearing interest at an annual rate of 5.75%, and payable at $467 per month for 30 months. The Promissory Note is collateralized by an automobile owned by the Company and is guaranteed by Solomon.

REGISTRATION STATEMENT ON FORM SB-2 - The Company is in the process of filing a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding the registration of approximately 34 million shares of the Company's common stock to be sold by certain stockholders of the Company. The selling stockholders will offer the common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from the sales of the common stock by the selling stockholders. Shares of the Company's common stock are not currently quoted on any exchange or the over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

During the nine months ended September 30, 2004, the Company's net loss was $834,000 as compared to a net loss of $5,000 during the comparative prior year period. The Company's net loss of $834,000 for the nine months ended September 30, 2004, all of which for the exception of $18,000 related to the period August 24 through September 30, 2003, included $173,000 of compensation agreement expense representing amounts owed the Company's Chief Executive Officer upon execution of the Compensation Agreement, which such amounts have not been paid as of September 30, 2004, and $150,000 of financial advisory services expense representing the value of 300,000 shares of Company common stock issued to a financial advisor for services provided. In connection with the License Agreement, the Company paid certain TAI liabilities of approximately $238,000, which were subsequently paid to TAI and others. The amount of paid liabilities has been allocated to "In-process Research and Development" costs pertaining to the intellectual property rights licensed in connection with the License Agreement and were immediately expense as of the license date as a result of the licensed Intellectual Property not having yet attained technological feasibility.

Selling, general and administrative expenses of $222,000 included approximately $135,000 of legal and accounting fees, $101,000 of which are accrued at September 30, 2004. The remaining $87,000 of selling, general and administrative and the $51,000 of research and development expenses are comprised primarily of compensation and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended September 30, 2004, cash used by operating activities was approximately $137,000 as compared to cash used of $8,000 during the comparative prior year period. Cash provided by financing activities for the nine-months ended September 30, 2004 was $158,000, resulting primarily from net proceeds received from sale of Series A Convertible Preferred Stock during August 2004 of $460,000 and net proceeds of $15,000 received from the sale of 15 million shares of Company common stock in March 2004, reduced by $238,000 of payments to TAI and others in connection with the License Agreement, and by $77,000 of payments to two of the Company's former majority shareholders in connection with cancellation of approximately 27.2 million shares of Company common stock pursuant to terms of the License Agreement, and by $10,000 for repayment of notes payable to related parties. Cash provided by financing activities during the comparative prior year period, was $10,000 resulting from proceeds pursuant to borrowings from related parties.

BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES - Since inception, the Company has incurred losses and may never achieve or sustain profitability. Operating expenses are expected to increase significantly as the Company expands its sales and marketing efforts and otherwise supports its expected growth. Given these planned expenditures, the Company may incur additional losses in the near future. The Company needs additional financing and could be required to cut back or stop operations if sufficient funding is not raised. The Company's ability to continue operations will depend on positive cash flow, if any, from future operations and its ability to raise additional funds through equity or debt financing. While, Company management anticipates that cash to be received in the future resulting from the Agreement with IBM, and additional cash to be received from private and institutional investors will be sufficient to fund our current operations and capital requirements for the next 12 months, there can be no assurance that such amounts will be realized.

As disclosed in the Report of Independent Registered Public Accounting Firm on the Company's financial statements for the years ended December 31, 2003 and December 31, 2002, these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from these uncertainties.

OFF-BALANCE SHEET ARRANGEMENTS - The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which among other things, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during reporting periods. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies applied in September 30, 2004 financial statements include accounting for research and development costs, accounting for issuance and cancellation of common shares in connection with the License Agreement, as well as preparation of financial statements on a going concern basis.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are comprised primarily of compensation and related costs, are expensed as incurred. The value of acquired In-process Research and Development is charged to expense on the date of acquisition.

ACCOUNTING FOR THE LICENSE AGREEMENT - Inasmuch as Solomon has a majority ownership interest in the Company after the issuance of common shares in connection with the License Agreement, the Intellectual Properties rights acquired by the Company have been recorded in the amount of Solomon's net book value of such assets, and that same value assigned to shares issued. As a result of previously expensing costs incurred in connection with developing such assets, the net book value was $0, which is the value recorded by the Company for this transaction accounted for in a manner similar to that ascribed for transactions with entities under common control.

INCOME TAXES - The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

ITEM 3. CONTROLS AND PROCEDURES

The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 7, 2004, TechAlt, Inc., a Nevada corporation (the "Company") entered an Agreed Order (the "Order") along with Technology Alternatives, Inc., an Illinois corporation ("TAI"), James E. Solomon ("Solomon"), Paul Masanek ("Masanek") and Services By Designwise, Ltd., an Illinois corporation ("SBD") (collectively, the "Parties"), in connection with a lawsuit filed against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, No. 04 CH 14001, titled "Paul Masanek, and Services By Designwise, LTD., an Illinois corporation, Plaintiffs, v. James Solomon, Technology Alternatives, Inc., an Illinois corporation, and Dendo Global Corp., a/k/a TechAlt, Inc., a Nevada corporation, Defendants" (the "Amended Lawsuit").

Pursuant to the Order and continuation of the pending standstill agreement, the Court found that the Parties had agreed in principal to the full resolution of all claims in the Amended Lawsuit subject to the execution of definitive agreements, which definitive agreements the Parties anticipated would be completed on or before November 5, 2004.

On November 5, 2004, the Parties were still in discussions regarding completion of the definitive agreements in connection with the settlement and resolution of all claims pertaining to the Amended Lawsuit. Accordingly, the Parties entered an Agreed Order continuing the pending standstill agreement until the earlier of the closing of the settlement documents and entry of an order of dismissal of the Amended Lawsuit or until the time set by the Court for hearing on the plaintiffs' Second Amended Motion for Temporary Restraining Order.

On November 12, 2004, the Parties entered an Agreed Order continuing the pending standstill agreement until the earlier of the closing of the settlement documents and entry of an order of dismissal of the Amended Lawsuit or until the time set by the Court for hearing on the plaintiffs' Second Amended Motion for Temporary Restraining Order. The November 12, 2004 Agreed Order also provided that in the event the parties fail to finalize all of the relevant settlement documents, either party may petition the Court before December 16, 2004 to have the Court set the hearing on Plaintiffs' Second Amended Motion For Temporary Restraining Order.

The Parties anticipate completion of the settlement documents on or before November 24, 2004.

ITEM 2. UNREGISTERED SALES OF SECURITIES

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, in August 2004, the Company issued 300,000 shares of common stock to a financial advisor in exchange for services rendered in connection with the introduction of the Company and TAI (defined below).

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, in August 2004, TechAlt entered into an Intellectual Property License Agreement (the "License Agreement") with Technology Alternatives, Inc., an Illinois corporation ("TAI"). Pursuant to the License Agreement, in exchange for the issuance of ten million forty four thousand (10,044,000) shares of common stock to TAI and certain other individuals and entities, TAI Licensed certain intellectual property to the Company.

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, in August 2004, in exchange for Five Hundred Thousand Dollars ($500,000) the Company sold 500,000 shares of the Company's Series A Convertible Preferred Stock (purchase price of One Dollar ($1.00) per share) (the "Series A Preferred"), warrants to purchase 1,000,000 shares of the Company's common stock (exercise price of One Dollar ($1.00) per share) (the "Warrants") and AIRs to purchase 3,500,000 additional shares of Series A Preferred (purchase price of One Dollar ($1.00) per share), which exercise of the AIRs in the aggregate entitle the investors to Additional Warrants (exercise price of One Dollar ($1.00) per share) to purchase 7,000,000 shares of common stock of the Company, in the aggregate (the "Offering"). Each share of the Series A Preferred converts into two (2) shares of the common stock of the Company.

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, in October 2004, the Company issued 170,000 shares of Series A Preferred and Additional Warrants to purchase 340,000 shares of common stock pursuant to the partial exercise on by an investor in the Offering of its Additional Investment Right.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 15, 2004, pursuant to the written consent of a majority of the shareholders of the Company, the Company (i) changed of the Company's legal name to "TechAlt, Inc." and (ii) increased the authorized shares of Common Stock of the Company from 50,000,000 to 500,000,000 shares and increased the authorized shares of Preferred Stock of the Company from 5,000,000 to 100,000,000 shares (collectively, the "Corporate Actions"). Additional information regarding the Corporate Actions may be found in the Definitive 14C Information Statement filed by the Company with the United States Securities and Exchange Commission on September 24, 2004.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

      See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                       TECHALT, INC.

November 15, 2004                      /s/ James E. Solomon
                                       -----------------------------------------
                                       James E. Solomon
                                       President & Chief Executive Officer
                                       (Principal Executive Officer)

November 15, 2004                      /s/ Irwin Williamson
                                       -----------------------------------------
                                       Irwin Williamson
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX

------------------------------------------------------------------------------------------------------------------------------
 EXHIBIT NO.                        DESCRIPTION                                              LOCATION
------------------------------------------------------------------------------------------------------------------------------
   3.1(i)      Articles of Incorporation                              Incorporated by reference to Exhibit 3.1 of the
                                                                      Company's Form 10-SB filed October 29,1999

------------------------------------------------------------------------------------------------------------------------------
   3.2(i)      Certificate of Amendment to the Articles of            Incorporated by reference to Exhibit 3.2 of the
               Incorporation                                          Company's Form 10-SB filed October 29,1999

------------------------------------------------------------------------------------------------------------------------------
   3.3(i)      Certificate of Amendment to the Articles of            Incorporated by reference to Exhibit 3..3(i) of the
               Incorporation                                          Company's Form SB-2 Registration Statement filed
                                                                      November 15, 2004

------------------------------------------------------------------------------------------------------------------------------
   3.4(ii)     Bylaws                                                 Incorporated by reference to Exhibit 3.3 of
                                                                      the Company's Form 10-SB filed October 29,1999

------------------------------------------------------------------------------------------------------------------------------
   3.5(ii)     Amended Bylaws                                         Incorporated by reference to Exhibit 3.2 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
     4.1       Certificate of Designation                             Incorporated by reference to Exhibit 4.1 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
     4.2       Form of Securities Purchase Agreement                  Incorporated by reference to Exhibit 10.3 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
     4.3       Form of Registration Rights Agreement                  Incorporated by reference to Exhibit 10.4 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
     4.4       Form of Warrant                                        Incorporated by reference to Exhibit 10.5 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
     4.5       Form of Additional Warrant                             Incorporated by reference to Exhibit 10.6 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
     4.6       Form of Additional Investment Right                    Incorporated by reference to Exhibit 10.8 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
     4.7       Form of Lock-Up Agreement                              Incorporated by reference to Exhibit 10.7 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
    10.1       Employment Agreement with James E. Solomon             Incorporated by reference to Exhibit 10.2 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
    10.2       Intellectual Property License Agreement                Incorporated by reference to Exhibit 10.1 of the
                                                                      Company's Form 8-K filed August 27, 2004

------------------------------------------------------------------------------------------------------------------------------
    10.3       Financial Advisory and Investment Banking Agreement    Incorporated by reference to Exhibit 10.3 of the
               with Sunrise Securities Corp.                          Company's Form SB-2 Registration Statement filed
                                                                      November 15, 2004

------------------------------------------------------------------------------------------------------------------------------
    10.4       Public Relations Retainer Agreement with Sunrise       Incorporated by reference to Exhibit 10.4 of the
               Securities Corp.                                       Company's Form SB-2 Registration Statement filed
                                                                      November 15, 2004

------------------------------------------------------------------------------------------------------------------------------
    10.5       Base Agreement with International Business Machines    Incorporated by reference to Exhibit 10.5 of the
               Corporation                                            Company's Form SB-2 Registration Statement filed
                                                                      November 15, 2004

------------------------------------------------------------------------------------------------------------------------------
    10.6       IBM Solutions Engagement Agreement Statement of Work   Incorporated  by  reference  to Exhibit 10.6 of the
                                                                      Company's Form SB-2  Registration  Statement  filed
                                                                      November 15, 2004

------------------------------------------------------------------------------------------------------------------------------
    10.7       Arias Technology Corporation, Inc., Agreement for      Incorporated by reference to Exhibit 10.7 of the
               Consulting Services                                    Company's Form SB-2 Registration Statement filed
                                                                      November 15, 2004

------------------------------------------------------------------------------------------------------------------------------
    10.8       TechAlt/Arias Statement of Work                        Incorporated by reference to Exhibit 10.8 of the
                                                                      Company's Form SB-2 Registration Statement filed
                                                                      November 15, 2004

------------------------------------------------------------------------------------------------------------------------------
    31.1       Certification of Chief Executive Officer pursuant to   Attached
               Section 302 of the Sarbanes-Oxley Act of 2002.

------------------------------------------------------------------------------------------------------------------------------
    31.2       Certification of Chief Financial Officer pursuant to   Attached
               Section 302 of the Sarbanes-Oxley Act of 2002.

------------------------------------------------------------------------------------------------------------------------------
    32.1       Certification of Chief Executive Officer pursuant to   Attached
               Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------------------------------------------------------------------------------------------------------
   32.2       Certification of Chief Financial Officer pursuant to   Attached
               Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------