Form 10KSB
period 2004-12-31
TechAlt, Inc.
filed 2005-03-31
CIK 1097945

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2004

                           Commission File # 000-27867

                                  TECHALT, INC.
             (Exact name of registrant as specified in its charter)

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

   (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Revenues for year ended December 31, 2004   $291,120

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2004 was $1,578,000.

Number of shares of the registrant's common stock outstanding or issuable as of March 30, 2005 was 13,234,800.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

TechAlt, Inc., a Nevada corporation ("TechAlt" or the "Company") produces a secure wireless communications toolset to be used by emergency first responders for interagency interoperability, communication and collaboration. The convergence of video, voice, and data requires larger transmission bandwidth than current radio systems could provide. In addition, public safety officials require redundant networks to ensure communication capability in the event the primary system is damaged or destroyed. TechAlt's toolset provides multi-network capable communications for the Police, EMS, and other Homeland Security Agencies. The 17,000 police departments in the United States are just one component of TechAlt's potential public sector customer base. Other public entities include nationwide; fire and EMS agencies, municipal public works entities, and the 360 agencies (CIA, FEMA, ATF, Customs, Coast Guard, etc.) that fall under the jurisdiction of the Department of Homeland Security (DHS). In 2004, DHS established a focused funding category designated the Urban Area Security Initiative (UASI) made up of thirty-four target communities and set aside $670 million in funding for first responder solutions for these communities.

The Company is initially targeting local, state, and federal public safety and service agencies that are interested in pooling their communications resources into a single, shared standards-based infrastructure that will support public safety first responders within these UASI communities.

TechAlt began building its current solution, an in-car camera system, used in over 600 law enforcement agencies, with over 2,600 vehicles in 2002. This has evolved into a secure integrated image, voice and data wireless delivery solution. Currently, TechAlt has a patented, multi-network, secure first responder communication solution that has enabled them to partner with IBM, Cisco, Symbol, SAIC, Panasonic and others on several opportunities. The first major visible project is Cook County, Illinois. TechAlt was instrumental in the development of Cook County's Urban Area Security Initiative grant proposal, through which Cook County has received over $37 million to-date, with IBM awarded as the Prime contractor. TechAlt, as a subcontractor has begun rollout of Phase One and is preparing for Phase Two of this contract, valued at over $5.9 million in 2005. Since funding on our first round of financing, TechAlt has billed over $1.6 million through February 2005.

TechAlt is also currently involved in a project in Chula Vista, California that is being funded by the Department of Homeland Security/Office of Domestic Preparedness (DHS/ODP). The purpose of this project is to provide an environment for the testing and certification of new products and solutions for first responders. These solutions are to provide for interagency interoperability, communication and collaboration. TechAlt has been notified that our solution passed all criteria for DHS/ODP and will receive notice of our official acceptance by April 2005. As a result of these efforts, TechAlt was invited to participate in the security detail with the U. S. Capitol Police Hazardous Materials Response Team for the 2005 Presidential Inauguration in Washington, D.C. TechAlt was further informed that our secure wireless communication and visualization solution was the only completely successful interoperable system during the event.

The TechAlt toolset is the first secure, wireless, mobile, communications solutions tested and certified by DHS/ODP. The agencies involved in this certification process represent the DoD, the Intelligence community, Federal, State and Local first responder organizations. TechAlt is now on the APPROVED solution list for first responder solutions for projects utilizing DHS funding. Any other solution now has to go through the same process in order to prove they work at least as well as TechAlt's.

TechAlt already has a distribution agreement in place with GTSI, the second largest federal technology distributor in the world. GTSI has over 80 government contract vehicles, including GSA, to which TechAlt can be added immediately. This gives us instant feet on the street to sell and deliver our certified solutions. TechAlt also has a Global Solutions Partner agreement in place with IBM that allows us to work directly with IBM sales teams anywhere in the world on projects, streamlining the contractual process. This agreement also provides for electronic payment of all invoices from TechAlt within 45 days of issuance of the invoice.

The solution that is being certified by DHS/ODP is the same solution being deployed by Cook County Illinois with their $37 million of UASI funding. When deployed, TechAlt believes this will be the first and largest end-to-end secure wireless interagency interoperable, communication and collaboration system for state and local agencies in the world.

II. Market Solution

TechAlt, through its proprietary hardware, network, and communications components, delivers a complete technology solution that communicates data and mission critical imagery between remote first responders and central command and control centers by using any and all existing public wireless networks, coupled with secure agency networks. These existing wireless networks include the new WiMAX, 802.11 or Wi-Fi networks, unlicensed frequencies and spread spectrum technologies, which include licensed frequencies, for which the carriers pay a fee to the government to be utilized in a specific locations.

The TechAlt solution provides a scalable, robust, secure, communications method for first responders to provide interagency interoperability, communication and collaboration. The Department of Homeland Security (DHS) budget to build this capability has been approximately $3.5 billion out of $37.5 billion for the last three fiscal years. TechAlt currently offers an integrated line of products and services. The current product offerings include:
o Police In-Car Video Recording Systems
o Portable Surveillance-Camera Video Recording Systems
o Wireless Communications Module
o Ruggedized Enclosure for Cisco 3200 Mobile Wireless Router
o Police In-Car Video Recording Systems

TechAlt's historical product consists of a ruggedized, climate-controlled "vault", which houses either VCR, DVD or Hard Drive and control electronics, an overhead console providing a video monitor and user interface, a forward facing 176X Zoom camera and an infra-red rear seat camera/microphone. Enhanced versions of the systems, with a universal laptop computer interface product, have been completed and have resulted in relationships with ruggedized tablet PC makers focused in the law enforcement and emergency response industries.

o Portable Surveillance-Camera Video Recording Systems. Utilizing TechAlt's Pan-Tilt-Zoom camera packaged with custom controls, tripod mount, and wireless transmission system, these units are ideal for temporary surveillance situations such as monitoring drug, gang, vandalism, and other activities.

o Wireless Communications Module. A patented multi-network capable Mobile or Fixed Location system, this product creates a secure incident scene virtual private network that allows first responders to maintain communications even if major infrastructure is destroyed. The Communications Module also provides wireless connectivity among in-building camera systems, emergency response vehicles and dismounted first responders. Designed to be the common communication interface solution in a bank robbery or school security situation, the ruggedized enclosure allows it to withstand harsh environmental conditions such as weather and temperature extremes in vehicles or remote placement scenarios.

o Ruggedized Enclosure for Cisco 3200 Mobile Wireless Router. As one of three certified Cisco manufacturers nationwide, this product will generate new revenues in 2005 and beyond. This gives us access to 1600 authorized Cisco resellers and over 600 direct Cisco sales teams worldwide.

Current Services Offerings: TechAlt has developed a series of value added enhanced offerings and capabilities that provide an ongoing revenue and relationship opportunity with both customers and solution partners. These enhanced capabilities represent the critical differences in TechAlt's ability to deliver a true "turnkey solution" for secure mobile wireless first responder systems and differentiate TechAlt from most other integrators in this space. It is these capabilities that also caused IBM, SBC and Motorola to bid the TechAlt solution for Cook County. These offerings include:
o Grant Writing
o Integration Services

o Project Implementation Services
o Maintenance and Support Services

Grant Writing. In the last three fiscal budgets, the Department of Homeland Security has made approximately $3.5 billion available annually to first responders nationwide for equipment purchases. TechAlt has on-staff grant writers to assist our customers in obtaining these federal funds.

Integration Services. TechAlt's standards-based products are open-architectured, allowing for integration with peripheral devices and legacy systems. TechAlt has established strategic alliances with companies providing infrastructure design and installation, peripheral device manufacturers, and software vendors. TechAlt believes these relationships will generate additional revenues for TechAlt when sold as part of a turnkey solution package.

Project Implementation Services. Deploying a community-wide public safety network requires coordination of wireless infrastructure design and installation, hardware and application integration, and hardware, software and network testing.

Maintenance and Support Services. In addition to the revenue stream generated by the implementation, there are continuing revenues associated with on going service, support, and expansion of these networks.

III. Market Opportunity

TechAlt is intensely focused on attractive market opportunities. The market for communications and emergency services has been experiencing tremendous growth. TechAlt intends to leverage the installed base of 600 local and state law enforcement agencies with close to 2,600 units of its basic in-car VHS-based recording systems to develop a structured market for state-of-the-art Homeland Security Solutions. TechAlt believes these solutions for local, state, and federal police, fire and EMT agencies represent a 490,000-vehicle opportunity nationwide. Since December 2004 alone, TechAlt has sold and delivered nearly 100 in-car camera systems to agencies in Illinois. TechAlt believes that this, in combination with TechAlt's reseller partner's contract opportunities, positions the Company very well for accessing the approximately $3.5 billion annual interagency interoperability, communication and collaboration Homeland Security market. In addition, the interest being expressed by education, corporate and commercial organizations in providing a better level of image-based security for
802.11 or WiFi applications, as well as secure mobile wireless services continues to grow at a 58% annual growth rate.

In the United States and internationally, emergency services markets are experiencing a fundamental shift from wired to wireless communications. This shift is being driven by the compelling economic and practical advantage of wireless: migrating from a wired to a wireless infrastructure can improve an organization's financial performance through increased productivity and reduced costs. With TechAlt's systems, productivity can be increased through greater functionality and flexibility in remote access locations, vehicles, portable handheld computers and cell phones. Costs can be reduced through lower communications expenses, as well as fewer man-hours, less paperwork and reduced court time, and by improved community support. Significant result is vastly improved community and officer safety.

The solutions developed by TechAlt for this mission critical wired and wireless data and image delivery capability provide an equally advantageous sales opportunity in multiple commercial markets. Most notably these markets include: transportation, logistics, banking, insurance, health care and technical support verticals. While TechAlt has targeted its initial marketing efforts to the first responder communications and in-car video market, this niche represents only a small portion of TechAlt's potential market. TechAlt will continue to leverage, through both direct and partner sales organizations, our installed systems while delivering our secure communications solutions. Current examples of TechAlt's public-safety customers include Cook County, Illinois, the Illinois State Police and Chula Vista, CA. The company will also focus on the thirty-four (34) USAI communities with $675 million awarded to them for the first responder systems.

Sales/Growth Strategy: Since November 2004, TechAlt has been building an integrated sales team consisting of both direct and indirect resources. Specifically, it is developing an in-house direct sales force that will identify, train and support a network of channel partners and Value Added Resellers ("VARS"). These partners currently include: IBM, Cisco Systems, Twisted Pair, Nextel Communications, Symbol Technologies, Verizon, Sprint, Panasonic, SAIC and GTSI.

One of TechAlt's stronger channel partners is Cisco, which has produced a new line of wireless routers for the law enforcement and Department of Defense markets for multi-network mobile communications support. TechAlt has been certified by Cisco as a producer of a "ruggedized" enclosure for deployment in police and emergency services vehicles. The TechAlt video solutions provide an ideal application to demonstrate the capabilities of the Cisco Mobile Access Router (MAR). As a result of this demonstrated capability, Cisco chose to feature TechAlt at its International Partner Summit 2003 and to-date has produced two videos highlighting the TechAlt solutions for the first responder market. In January TechAlt and Cisco signed a new agreement providing TechAlt with an additional 15% discount on Cisco components used in the TechAlt solutions.

Competitive Advantages: TechAlt has a technology and marketing strategy that positions it to benefit from the convergence of two rapidly growing markets: wireless communications and applications to support the objectives of Homeland Security. As more and more security threats move into the electronic world, the demand for flexible, cost-effective communications alternatives has exploded. A recent example is a potential partner in Sweden that will utilize the TechAlt solution to provide security and first responder communications for high value homes. This opportunity will also leverage TechAlt's Global Partner Agreement with IBM. TechAlt uses the mobile imaging applications and secure wireless data communications as its entry point into this expanding marketplace. By proving its wireless communications technology in this demanding environment, TechAlt believes it is well positioned to expand into other industries, including community-wide wireless network management, banking, retail, health care, insurance, and transportation. TechAlt believes that its technology and operational model position it as an effective provider of secure wireless communications and imagery to any market that require solutions that:
o Serve significant numbers of remote users,
o Have time-critical communications, and
o Require market-proven technology.

TechAlt is currently working to extend itself into the areas of community-wide wireless "Hot Spot" networks, security monitoring for banks, wireless advertising, and wireless credit card authorizations. In addition, TechAlt is working to expand the flexibility of the TechAlt solution to provide wireless data communications technology and interoperable voice communications for a wide variety of industries and municipalities through its relationship with Twist Pair Solutions, a Seattle based (Voice over Internet Protocol) VoIP solution provider. On July 1, 2003, TechAlt was awarded a "Notice of Patent Allowance" (Patent No. 6,587,441 B1) from the U.S. Patent Office. This is a design patent for TechAlt's method of network management and security for multiple wireless networks in a single delivery system. TechAlt has additional potential patent applications covering the integration of video and wireless communication techniques in a mobile environment. TechAlt is currently in discussions with several organizations to license, cross-license or form joint business relationships to capitalize on its patent.

            CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including the information we incorporate by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) whether the prime vendor contract for secured first responder communications between IBM and Cook County is successfully completed; (2) whether our significant component suppliers are able to deliver their products on a timely basis; (3) whether our investors exercise their warrants to purchase shares of common stock for $1.00 per share from us; (4) the ability of the Company to attract and retain key personnel; (5) potential litigation with our shareholders; (6) the Company's ability to comply with federal, state and local government regulations; and (7) other factors over which we have little or no control.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases office space for its corporate office for $8,448 per month plus additional rent for real property taxes. The term of the lease is two years.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 15, 2004 via a written consent in lieu of a special meeting of the shareholders, a majority of the shareholders of the common stock of the Company voted to amend the Articles of Incorporation, as amended, of the Company to, (i) change the Company's name to TechAlt, Inc., and (ii) increase the authorized common stock of the Company from 50,000,000 to 500,000,000 shares, and the increase of the authorized "blank check" preferred stock of the Company from 5,000,000 to 100,000,000 shares (the "Amendment"). 8,544,000 shares of common stock were voted in favor of the Amendment. No votes were cast against, nor were there abstentions or broker non-votes in connection with, the Amendment.

On December 15, 2004 via a unanimous written consent in lieu of a special meeting of the Series A Preferred Stock (the "Series A Preferred") shareholders of the Company, all the shareholders of the Series A Preferred voted to amend the Certificate of Designation of the Company to increase from 4,000,000 to 4,820,000 that number of shares of Series A Preferred which may be issued by the Company (the "Series A Preferred Amendment"). No votes were cast against, nor were there abstentions or broker non-votes in connection with, the Series A Preferred Amendment.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No market currently exists for our common stock. As of March 16, 2005, TechAlt had 13,234,800 shares of common stock issueable and outstanding and had approximately 107 certificate stockholders of record.

The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock.

                      Equity Compensation Plan Information

----------------------------- ----------------------------- ---------------------------- ---------------------------
Plan Category                 Number of securities to be    Weighted-average exercise    Number of securities
                              issued upon exercise of       price of outstanding         remaining available for
                              outstanding options,          options, warrants and        future issuance under
                              warrants and rights (a)       rights (b)                   equity compensation plans
                                                                                         (excluding securities
                                                                                         reflected in column (a))

----------------------------- ----------------------------- ---------------------------- ---------------------------
Equity compensation plans
approved by security
holders(1)

----------------------------- ----------------------------- ---------------------------- ---------------------------
Equity compensation plans                        1,000,000  N/A                                                   0
not approved by security
holders(2)

----------------------------- ----------------------------- ---------------------------- ---------------------------
Total                                            1,000,000  N/A                                                   0

----------------------------- ----------------------------- ---------------------------- ---------------------------

(1) TechAlt intends to adopt a Stock Option Plan in the near future pursuant to which it authorize options to purchase 5,000,000 share of common stock of the Company.
(2) Consists of the Employment Agreement between the Company and James E. Solomon, Chairman and CEO. Pursuant to Mr. Solomon's Employment Agreement, Mr. Solomon is to be employed by the Company as the Chief Executive Officer for an initial period of three (3) years, which period shall be automatically renewed until terminated by the Company. Solomon's annual salary is One Hundred and Seventy Five Thousand Dollars ($175,000). Solomon is eligible to receive an annual cash bonus of up to Two Hundred Fifty Thousand Dollars ($250,000) in connection with the gross revenues of the Company and may be granted options to purchase up to one million (1,000,000) shares of the common stock of the Company, subject to vesting.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, in March 2005 the Company sold, in exchange for $220,000, 220,000 shares of its Series A Preferred (purchase price of One Dollar ($1.00) per share) and warrants to purchase 440,000 shares of the Company's common stock (exercise price of One Dollar ($1.00) per share) (the "Warrants") pursuant to its

Series A financing round (the "Offering"). Each share of the Series A Preferred converts into two (2) shares of the common stock of the Company. The Series A Preferred and Warrants were issued to the following individuals:

------------------------------------------------------------------------
           Name              Series A Preferred(2)           Warrants(3)
------------------------------------------------------------------------
Chuck Claussen                         25,000                    50,000
------------------------------------------------------------------------
Marsana de Monserat                    95,000                   190,000
------------------------------------------------------------------------
Jonathan Leifer                        75,000                   150,000
------------------------------------------------------------------------
Bud Paras                              25,000                    25,000
------------------------------------------------------------------------
Total(1)                              220,000                   440,000
------------------------------------------------------------------------
(1) Sunrise Securities Corp. received a commission of 1,040,000 shares of common stock and warrants to purchase 925,000 shares of common stock, exercise price of $.50 per share, in connection with the Series A Preferred Offering, of which the above security sales are a part.

(2) The holders of the Series A Preferred are be entitled to receive cumulative dividends ("Dividends") at a rate of 5.0% per annum (the "Dividend Rate"), which shall be cumulative, accumulate daily from the Issuance Date and be due and payable beginning on October 1, 2004 (the "First Dividend Date") and on the first day of each Calendar Quarter after the First Dividend Date (each, including the First Dividend Date, a "Dividend Date"). Any accumulated and unpaid cash Dividend Payments which are not paid within five (5) Business Days of such accumulated and unpaid Dividends' Dividend Date shall bear interest at the rate of 15.0% per annum from such Dividend Date until the same is paid in full (the "Default Interest"). No Dividends will be paid by the Company subsequent to the first fiscal quarter in which the Company has EBITDA of One Million Dollars ($1,000,000) or more.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred are entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series A Preferred in respect of the preferences as to distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Series A Preferred share equal to Two Dollars ($2.00).

The common stock of the Company is junior in rank to all issued shares of Series A Preferred with respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company. Further, without the prior express written consent of certain of the shareholders of the Series A Preferred, the Company may not authorize or make any amendment to the Company's Articles of Incorporation or bylaws, or file any resolution of the board of directors of the Company with the Secretary of State of the State of Nevada or enter into any agreement containing any provisions, which would adversely affect or otherwise impair the rights or relative priority of the holders of the Series A Preferred relative to the holders of the common stock or the holders of any other class of capital stock.

If at any time the Company grants, issues or sells any Options, Convertible Securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of common stock (the "Purchase Rights"), then the holders of Series A Preferred will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of common stock acquirable upon complete conversion of the Series A Preferred (without taking into account any limitations or restrictions on the convertibility of the Series A Preferred) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of common stock are to be determined for the grant, issue or sale of such Purchase Rights.

If at any time from and after the Issuance Date, (i) EBITDA equals or exceeds $1,000,000 (the "EBITDA Requirement") and (ii) the Equity Conditions shall have been satisfied or waived in writing by the Required Holders from and including the Mandatory Conversion Notice Date through and including the Mandatory Conversion Date (each, as defined below), the Company shall have the right to require each holder of the Series A Preferred to convert all or any portion of the Series A Preferred then outstanding as designated in the Mandatory Conversion Notice into fully paid, validly issued and nonassessable shares of common stock.

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written action of stockholders in lieu of meeting), each holder of outstanding Series A Preferred shall be entitled to the number of votes equal to the number of whole shares of common stock into which the Series A Preferred held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law, holders of Series A Preferred vote together with the holders of common stock, and with the holders of any other series of preferred stock the terms of which so provide, as a single class.

Subject to certain limitations prescribed by law and the rights and preferences of the preferred stock, our board of directors is authorized, without further stockholder approval, from time-to-time to issue up to an aggregate of 100,000,000 shares of our preferred stock, in one or more additional series. Each new series of preferred stock may have different rights and preferences that may be established by our board of directors. A majority of our disinterested, independent directors must approve any issuance by us of our preferred stock.

The rights and preferences of future series of preferred stock may include:

o number of shares to be issued;

o dividend rights and dividend rates;

o right to convert the preferred stock into a different type of security;

o Voting rights attributable to the preferred stock;

o right to receive preferential payments upon a liquidation of the company;

o right to set aside a certain amount of assets for payments relating to the preferred stock; and

o prices to be paid upon redemption of the preferred stock.

Each share of Series A Preferred Stock is convertible into 2 shares of common stock. There are 4,820,000 shares of Series A Preferred Stock authorized.

(3) Each Warrant entitles the holder to purchase one share of our common stock at an exercise price per share of $1.00 per share of common stock. The exercise price is subject to adjustment upon the occurrence of certain events as provided in the Warrant. Our Warrants may be exercised at any time prior to the fifth anniversary date of the closing of this offering, which is the expiration date. Those of our warrants which have not previously been exercised will expire on the expiration date. A Warrant holder will not be deemed to be a holder of the underlying common stock for any purpose until the Warrant has been properly exercised. The warrants contain a cashless exercise provision in the event the shares of common stock underlying the warrants are not registered by the Company.

The exercise price is subject to adjustment if we declare any stock dividend to stockholders, effect any split or reverse split with respect to our common stock, or sell securities at a price below the exercise price of the Warrant. Therefore, if we effect any stock split or reverse split with respect to our common stock, the exercise price in effect immediately prior to such stock split or reverse split will be proportionately reduced or increased, respectively. Any adjustment of the exercise price will also result in an adjustment of the number of shares purchasable upon exercise of a Warrant or, if we elect, an adjustment of the number of Warrants outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                  TECHALT, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this prospectus. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under "Risk Factors" and those included elsewhere in this Annual Report on Form 10-KSB.

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

YEARS ENDED DECEMBER 31, 2004 AND 2003

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition as of December 31, 2004 and 2003 and for the years then ended. The discussion should be read in conjunction with the financial statements and notes thereto.

The Company's undertook several major activities during the year which resulted in net loss of $4,104,000 for the twelve months ended December 31, 2004. These activities included the settlement of a lawsuit, merger of the company, issuance and sale on a the Series A Convertible Preferred Stock, filing of the Registration Statement on Form SB-2 and the further development of the products of the company. As a result of these activities significant expenses were incurred in the last quarter of the year relating to legal, accounting and consulting services.

Selling,   general   and   administrative   expenses  of   $2,635,000   included
approximately $1,237,000 of legal and accounting fees, $101,000 which are accrued at December 31, 2004. The remaining $1,398,000 of selling, general and administrative included $179,000 of compensation agreement expense representing amounts owed the Company's Chief Executive Officer upon execution of the Compensation Agreement, which such amounts have been paid as of December 31, 2004. The $1,208,000 of research and development expenses are comprised primarily of compensation and related expenses. As part of this Settlement Agreement, the company acquired intellectual property rights. Approximately $385,000 of "In - process Research and Development" costs associated with this were immediately expensed.

For the fiscal year ended December 31, 2003 selling, general and administrative expenses of $581,000 included approximately $23,000 of legal and accounting fees. The remaining $558,000 in selling, general and administrative expenses included $312,000 for consulting and the balance in compensation and related expenses. The $20,000 for research and development expenses are comprised primarily of $15,000 in outside engineering and applications development services, with the balance in compensation and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve-months ended December 31, 2004, cash used by operating activities was approximately $2,490,000 as compared to cash used of $608,648 during the comparative prior year period. Cash provided by financing activities for the twelve-months ended December 31, 2004 was $3,815,000, resulting primarily from net proceeds received from sale of Series A Convertible Preferred Stock during 2004 of $3,835,000 with net proceeds after cash offering costs of $3,630,000. Cash used in investing activities was $122,205 in 2004 for property and equipment versus $6,934 in the prior year.


Off-Balance sheet arrangements - The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT DEVELOPMENTS -

SALE OF SERIES A CONVERTIBLE PREFERRED STOCK, WARRANTS AND ADDITIONAL INVESTMENT RIGHTS - On August 24, 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $500,000, before offering costs of approximately $40,000, the Company sold 500,000 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 1 million shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision (the "Warrants") and Additional Investment Rights to purchase 3.5 million additional shares of Series A Preferred and warrants to purchase 7,000,000 shares of common stock at a purchase price of $1.00 per share (the "Series A Preferred Rights") (the "Offering"). Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock. Thru December 31, 2004, pursuant to the Additional Investment Rights, the Company issued or have issuable an additional 3,435,000 shares of Series A Convertible Preferred Stock and Warrants to purchase 6,780,000 shares of common stock, each security having the same terms as those in the Offering, and received net cash proceeds of $3,375,000. The Series A Preferred contain registration rights and damages of up to 3% per month based on filing and effectiveness deadlines.

Terms of Series A Preferred provides for, among other things, cumulative dividends to be paid to holders at a rate of 5% per annum, which accumulate daily from issuance date and payable quarterly, in certain circumstances payable in the Company's common stock, each preferred share to be convertible into 2 shares of Company common stock, subject to anti-dilution conversion rate adjustments, a $2.00 per share liquidation preference amount, if common stock dividends are declared, Series A receives the same on an as converted basis, voting rights on an as-converted basis and limits payment of dividends on common stock until certain financial targets are met.

COMPENSATION AGREEMENT - In August 2004, the Company entered into an Employment Agreement with Solomon, pursuant to which Solomon is to be employed by the Company as Chief Executive Officer for an initial period of 3 years, which period shall be automatically renewed until terminated by the Company. The Employment Agreement provides for annual compensation of $175,000, an opportunity for Solomon to earn additional annual bonuses upon the Company attaining certain financial targets, and for the Company to grant Solomon options to purchase up to 1 million shares of Company common stock at an exercise price being fair value at date of grant, subject to vesting. During the twelve months ended December 31, 2004, the Company recorded approximately $179,000 of compensation expense which includes certain executive officer benefits incurred upon execution of the Employment Agreement for compensation due upon signing and approximately $43,000 of expense relating to reimbursement to Solomon for costs and expenses incurred in connection with development and support of Intellectual Property acquired pursuant to the License Agreement. The Employment Agreement also provides for the Company to pay Solomon for certain executive officer benefits throughout the term.

FINANCIAL CONSULTING ARRANGEMENT - Pursuant to terms of an arrangement with a financial consultant, in August 2004, the Company issued 300,000 shares of its common stock for services provided. The Company has accounted for this as financial consulting expense of $150,000, the estimated fair value of common stock issued, and as an increase in common stock and paid-in capital.

On December 15, 2004, TechAlt paid $650,000 to Masanek, which payment caused certain documents and agreements to become effective pursuant to terms of an

Escrow Agreement entered into on November 20, 2004 between TechAlt, TAI, Masanek, SBD and Solomon, and their respective attorneys. Material terms of the agreements and transactions occurring subsequent to these payments are as follows:

AGREEMENT AND PLAN OF MERGER- Pursuant to the Merger Agreement, all of the shares of common stock of TAI (all of which were owned by Solomon and Masanek) were exchanged for 9,544,000 shares of common stock of TechAlt. TechAlt Acquisitions, Inc., a wholly-owned subsidiary of TechAlt, was merged with and into TAI, with TAI becoming a wholly-owned subsidiary of TechAlt (the "Merger"). Additionally, pursuant to terms of the Merger Agreement, TechAlt issued 400,000 shares of its common stock to an investment advisor as consideration for capital raising services provided and 100,000 shares of its common stock as consideration for $50,000 cash. Upon consummation of the Merger, Solomon and Masanek together own approximately 83% of the voting common stock of the merged entity and obtained management control and the shareholders of TechAlt prior to the License Agreement and name change from Dendo Global Corp. own approximately 17%. The transaction, in which TechAlt Acquisitions, Inc. was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control as of the August 24, 2004 license date and the Company is deemed to have issued 1,656,000 common shares to the shareholders of TechAlt. Inasmuch as the former TAI shareholders own a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes. The consolidated financial statements after the transaction consist of the balance sheet of TAI and TechAlt, the operations of TechAlt from the August 24, 2004 license closing date and the historical operations of TAI.

SETTLEMENT AGREEMENT - Pursuant to terms of the Settlement Agreement between the TechAlt and Masanek, among other things, (i) the License Agreement entered into between TechAlt and TAI in August 2004 was rescinded, which rescission included rescinding the 10,044,000 shares of TechAlt common stock issued pursuant to the License agreement, (ii) TechAlt paid Masanek $650,000 cash, (iii) TechAlt and Masanek entered into Sales, Consulting, Registration Rights, Right of First Refusal and Escrow Agreements, (iv) TechAlt issued a Convertible Promissory Note for $1,150,000 to Services by Designwise, Ltd. ("SBD"), a company owned by Masanek, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of TechAlt common stock on the basis of $1.00 per share, and secured by substantially all assets of TechAlt, (v) TechAlt issued warrants to Masanek for the right to purchase for a period of five years 750,000 shares of TechAlt common stock for $1.00 per share with a cashless exercise provision (determined to have a Black-Scholes pricing model fair value of $0), (vi) TechAlt received from SBD the assignment of all right, title and interests in certain intellectual property and inventory of SBD relating to In-Car Based Communications Data Capture and Video Systems (such intellectual property and inventories having estimated fair values of approximately $386,000 and $209,000, respectively), (vii) TechAlt paid $140,000 for the attorneys fees of Masanek, and (viii) settlement of certain claims made by Masanek against TechAlt and others in a lawsuit filed in the Circuit Court of Cook County, Illinois, (ix) the Company entered into a 3 year sales agreement with a commitment for the Company to purchase from SBD $1,250,000 of equipment inventory per year plus pay 6.25% to 6.75% royalties on certain third party supplied goods, and (x) a consulting agreement for which the Company will pay SBD $25,000 for the first four months and $6,250 per month for the next 32 months plus other benefits.

The amount of intangible assets pertaining to the intellectual property rights acquired in connection with the Settlement Agreement, were immediately expensed as of the acquisition date as "In-process Research and Development" as a result of the intellectual property not having yet attained technological feasibility.

RAISING ADDITIONAL FINANCING - Among other conditions satisfied with respect to consummation of the Merger, was that TechAlt received cash of not less than $1,500,000 from issuances of securities through the exercise of Additional Investment Rights issued to certain investors in August 2004 pursuant to the terms of its recent Series A Preferred stock and Warrant financing. Subsequent to December 31, 2004 and through March 29, 2005 TechAlt received cash of approximately $880,000 from the additional sale of 880,000 shares of Series A Preferred stock and warrants to purchase 1,760,000 shares of TechAlt common stock for $1.00 per share.

CONTRACT TO SUPPLY EQUIPMENT TO COOK COUNTY - In July 2004, the Company was awarded a contract to supply certain equipment, software and services to a contractor doing business with Cook County Commissioner's Office. The Commission approved a plan to implement a county-wide wireless communications system. A grant of approximately $13 million from the Urban Area Security Initiative of the Department of Homeland Security has been accepted to fund the project. An additional grant of approximately $17 million has also been approved for the second phase of the project. The contract is anticipated to result in future Company revenues of approximately $9 million.

AGREEMENT WITH IBM - In October 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of TAI's wireless communications product line in connection with Cook County's mobile wireless video and data network project. The SOW serves as the Company's official notice and authorization to begin implementation of and billing for the project. Pursuant to terms of the SOW, TAI will be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it is to receive payments of approximately $2.9 million. In Phase 1 of the project, 15 radio towers and 32 municipal and county buildings will be configured as wireless hotspots. Company's multi-network capable communications modules will be used to transmit video and data to police, fire, and emergency services vehicles. This live streaming video will help first responders orchestrate a coordinated response to emergencies. The wireless network will provide first responders in remote locations with information already shared on the county's wired network. Police, fire and emergency services personnel will have real-time access to law enforcement databases, GIS information, hazmat information and other data on the Cook County network.

REGISTRATION STATEMENT ON FORM SB-2 - On November 15, 2004 TechAlt filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding the registration of approximately 40 million shares of TAI's common stock to be sold by certain TechAlt stockholders. The selling stockholders will offer the common stock in amounts, at prices and on terms to be determined at the time of the offering. TechAlt will not receive any proceeds from the sales of the common stock by the selling stockholders. Shares of the TechAlt common stock are not currently quoted on any exchange or the over-the-counter bulletin board market. TechAlt has applied for trading of its common stock on the over-the-counter bulletin board.

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

As disclosed in report of Independent Registered Public Accounting Firm on the Company's financial statements for the years ended December 31, 2004 and 2003, these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from these uncertainties.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which among other things, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during reporting periods. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies applied in December 31, 2004 financial statements include accounting revenues, accounting for research and development costs, accounting for non-cash issuances of capital stock.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are comprised primarily of compensation, consulting costs, supplies, materials and related costs, are expensed as incurred. The value of acquired In-process Research and Development is charged to expense on the date of acquisition if the acquired intellectual property has not attained "technological feasibility" as of that date.


INCOME TAXES - The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

ITEM 7. FINANCIAL STATEMENTS

                          TECHALT, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm      F - 1
         Consolidated Balance Sheet                                   F - 2
         Consolidated Statements of Operations                        F - 3
         Consolidated Statements of Cash Flows                        F - 4
         Consolidated Statements of Changes in Stockholders' Deficit  F - 5
         Notes to Consolidated Financial Statements                   F - 6 - 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders'
TechAlt, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Techalt, Inc. and Subsidiary at December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years ended December 31, 2003 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techalt, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses including a net loss in 2004 of $4,104,201, has cash used in operations in 2004 of $2,489,809, and has a working capital deficit of $1,078,728 and a stockholders' deficit of $1,491,193 at December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 25, 2005

                          TechAlt, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2004


Current assets
  Cash and cash equivalents                                                         $ 1,202,748
  Accounts receivable, net of allowance of $28,000                                       96,319
  Inventories                                                                           208,800
  Prepaid expenses and other current assets                                             130,405
                                                                                    -----------
     Total current assets                                                             1,638,272
Property and equipment, net                                                             120,228
                                                                                    -----------

           Total assets                                                             $ 1,758,500
                                                                                    ===========

Current liabilities
  Accounts payable                                                                  $   393,513
  Accounts payable-related parties                                                      203,576
  Accrued liabilities                                                                   246,212
  Deferred revenue                                                                    1,051,280
  Current portion of notes payable to bank                                               21,508
  Advances due to officer                                                               138,780
  Current portion of note payable due to affiliate of shareholder                       650,000
  Accrued preferred stock dividends                                                      12,131
                                                                                    -----------
          Total current liabilities                                                   2,717,000
Notes payable to bank, net of current portion                                            32,693
Note payable to affiliate of shareholder, net of current portion                        500,000
                                                                                    -----------
          Total liabilities                                                           3,249,693
                                                                                    -----------

Commitments and Contingencies (Note 5)

Stockholders' Deficit
  Preferred stock, $0.001 par value, 100,000,000 shares authorized, of which,
    4,820,000 million are authorized and designated as Series A Preferred Stock,
    3,935,000 shares issued and outstanding, liquidation preference of $7,870,000         3,935
  Common stock, $0.001 par value,
    500,000,000 shares authorized, 13,234,800 shares issued and outstanding              13,235
  Additional paid-in capital                                                          3,946,378
  Deferred stock-based consulting                                                      (129,792)
  Accumulated deficit                                                                (5,324,949)
                                                                                    -----------
     Total stockholders' deficit                                                     (1,491,193)
                                                                                    -----------

           Total liabilities and stockholders' deficit                              $ 1,758,500
                                                                                    ===========


                See accompanying notes to financial statements.

                          TechAlt, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                            Year ended December 31,
                                          --------------------------
                                              2003          2004
                                          -----------    -----------

Revenue                                   $   192,209    $   291,120
Cost of goods sold                            128,193        101,511
                                          -----------    -----------
Gross profit                                   64,016        189,609
                                          -----------    -----------
Operating expenses
  Selling, general and administrative         581,082      2,635,605
  Research and development                     19,665      1,208,808
  Business development                        149,527        438,952
                                          -----------    -----------
     Total operating expenses                 750,274      4,283,365
                                          -----------    -----------

Loss  from operations before interest        (686,258)    (4,093,756)
Interest expense                                   --        (10,445)
                                          -----------    -----------

Net loss                                     (686,258)    (4,104,201)

Preferred stock dividends                          --        (18,434)
                                          -----------    -----------

Net loss attributable to holders of
common stock                              $  (686,258)   $(4,122,635)
                                          ===========    ===========

Basic and diluted net loss attributable
to holders of common stock                $     (0.07)   $     (0.42)
                                          ===========    ===========


Weighted average shares used
  in computing loss per share               9,544,000      9,809,016
                                          ===========    ===========


                See accompanying notes to financial statements.

                          TechAlt, Inc. and Subsidiary
           Consolidated Statement of Changes in Stockholders' Deficit
                     Years Ended December 31, 2003 and 2004

                                                             Series A
                                                         Preferred stock          Common stock
                                                        -------------------   --------------------

                                                         Shares     Amount      Shares      Amount
                                                        ---------   -------   ----------   --------

Balance at December 31, 2002                                   --   $    --    9,544,000   $  9,544
  Net loss
                                                        ---------   -------   ----------   --------
Balance at December 31, 2003                                   --        --    9,544,000      9,544
Shares deemed issued to shareholders of Dendo
  Global Corp. in connection with recapitalization                             1,656,000      1,656
Common stock issued for cash                                                     100,000        100
Common stock issued for services                                                 700,000        700
Common stock issuable for services                                               100,000        100
Common stock issued for services                                                 894,800        895
Common stock issuable for services                                               240,000        240
Warrants to purchase common stock issued for services
Offering costs paid in common stock and warrants
Offering costs paid or accrued
Issuance of Series A Convertible Preferred for cash     3,835,000     3,835
Issuance of Series A Convertible Preferred
  upon conversion of convertible debenture                100,000       100
Preferred stock dividends
Warrants to purchase common stock issued for services
Amortization of deferred stock-based consulting
  Net loss
                                                        ---------   -------   ----------   --------
Balance at December 31, 2004                            3,935,000   $ 3,935   13,234,800   $ 13,235
                                                        =========   =======   ==========   ========
                                                          Additional      Deferred
                                                            paid-in      stock-based    Accumulated
                                                            capital      consulting      deficit         Total
                                                          -----------    ----------    -----------    -----------
Balance at December 31, 2002                              $    (8,544)   $       --    $  (516,056)   $  (515,056)
  Net loss                                                                                (686,258)      (686,258)
                                                          -----------    ----------    -----------    -----------
Balance at December 31, 2003                                   (8,544)           --     (1,202,314)    (1,201,314)
Shares deemed issued to shareholders of Dendo
  Global Corp. in connection with recapitalization            (36,608)                                    (34,952)
Common stock issued for cash                                   49,900                                      50,000
Common stock issued for services                              349,300                                     350,000
Common stock issuable for services                             49,900                                      50,000
Common stock issued for services                              446,505                                     447,400
Common stock issuable for services                            119,760      (120,000)                           --
Warrants to purchase common stock issued for services          50,098                                      50,098
Offering costs paid in common stock and warrants             (747,498)                                   (747,498)
Offering costs paid or accrued                               (290,000)                                   (290,000)
Issuance of Series A Convertible Preferred for cash         3,831,165                                   3,835,000
Issuance of Series A Convertible Preferred
  upon conversion of convertible debenture                     99,900                                     100,000
Preferred stock dividends                                                                  (18,434)       (18,434)
Warrants to purchase common stock issued for services          32,500       (32,500)                           --
Amortization of deferred stock-based consulting                              22,708                        22,708
  Net loss                                                                              (4,104,201)    (4,104,201)
                                                          -----------    ----------    -----------    -----------
Balance at December 31, 2004                              $ 3,946,378    $ (129,792)   $(5,324,949)   $(1,491,193)
                                                          ===========    ==========    ===========    ===========

                See accompanying notes to financial statements.

                          TechAlt, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                                     Year ended December 31,
                                                                                     ------------------------
                                                                                        2003          2004
                                                                                     ----------   -----------
Cash flows from operating activities:
 Net loss                                                                            $ (686,258)  $(4,104,201)
    Adjustments to reconcile net loss to net cash
      used  by operating activities:
        Depreciation and amortization expense                                             6,081        18,964
        Stock issued for services                                                            --       150,000
        Bad debt                                                                             --        28,000
        Amortization of deferred compensation                                                --        22,708
        Acquired In-Process research and development                                         --       372,971
        Changes in operating assets and liabilities:
           Accounts receivable                                                          (10,125)     (114,194)
          Prepaid expenses and other current assets                                       9,371      (128,875)
          Accounts payable                                                               50,692       283,669
          Accrued liabilities                                                            21,591       156,301
          Advances due to officer                                                            --        35,031
          Due to employees                                                                   --        (8,080)
          Accounts payable-related party                                                     --      (244,783)
          Deferred revenue                                                                   --     1,042,680
                                                                                     ----------   -----------
               Net cash used by operating activities                                   (608,648)   (2,489,809)
                                                                                     ----------   -----------
Cash flows from investing activities:
     Purchase of property, plant & equipment                                            (15,334)     (122,205)
     Proceeds from disposal of automobile                                                 8,400            --
                                                                                     ----------   -----------
          Net cash used by investing activities                                          (6,934)     (122,205)
                                                                                     ----------   -----------
Cash flows from financing activities:
     Proceeds from short term borrowing                                                      --       304,201
     Proceeds from convertible debenture                                                     --       100,000
     Payment of short term borrowing                                                         --      (250,000)
     Payment of preferred stock dividends                                                    --        (6,302)
     Offering costs                                                                          --      (205,000)
     Repayment of bank overdraft                                                         11,756       (13,137)
     Advances payable to affiliate of shareholder                                       193,518            --
     Advances from officer                                                              103,749            --
     Amounts payable to affiliate of shareholder                                        306,559            --
     Proceeds from sale of preferred stock                                                   --     3,835,000
     Proceeds from sale of common stock                                                      --        50,000
                                                                                     ----------   -----------
          Net cash provided  by financing activities                                    615,582     3,814,762
                                                                                     ----------   -----------
Net increase  in cash and cash equivalents                                                   --     1,202,748
Cash and cash equivalents, beginning of period                                               --            --
                                                                                     ----------   -----------
Cash and cash equivalents, end of period                                             $       --   $ 1,202,748
                                                                                     ==========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                             $       --   $     1,484
                                                                                     ==========   ===========
  Cash paid for taxes                                                                $       --   $        --
                                                                                     ==========   ===========

Supplemental disclosure of non-cash investing and financing activities:
      Note issued for inventory, in-process r&d and accounts payable-related party   $       --   $   595,482
                                                                                     ==========   ===========
    Intellectual property acquired with note payable to affiliate of shareholder     $       --   $   372,971
                                                                                     ==========   ===========
    Preferred stock issued upon conversion of convertible debenture                  $       --   $   100,000
                                                                                     ==========   ===========
   Equity offering costs accrued                                                     $       --   $    85,000
                                                                                     ==========   ===========
   Net liabilities acquired in recapitalization                                      $       --   $    34,952
                                                                                     ==========   ===========


                See accompanying notes to financial statements.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - TechAlt, Inc. ("TechAlt") was organized under the laws of the State of Nevada in 1994, as Top Flight Software, Inc., which subsequently changed its name to Dendo Global Corp. Effective October 15, 2004, the Company changed its name from Dendo Global Corp. to TechAlt. As more fully described in
Note 3, in December 2004, Technology Alternatives, Inc. ("TAI") became a wholly-owned subsidiary of TechAlt. The transaction, in which a wholly-owned subsidiary of TechAlt, TechAlt Acquisitions, Inc., was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control. Inasmuch as the former TAI shareholders own a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes. The consolidated financial statements after the transaction consist of the historical financial statements of TAI, together with the operations of TechAlt from August 24, 2004, the date of the License Agreement, as more fully described in Note 3. TAI was organized under the laws of the State of Illinois in January 2002.

DESCRIPTION OF BUSINESS - TechAlt and its subsidiary, TAI, (together, the "Company") is engaged in the sale of portable wireless communications solutions used by emergency first responders for interagency interoperability, communication and collaboration used in Homeland security, emergency medical and disaster response. Sales of these products are generally made to an independent contractor hired by local, state or federal agencies.

BASIS OF PRESENTATION AND GOING CONCERN - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recurring net losses including a net loss in 2004 of $4,104,201, has cash used in operations in 2004 of $2,489,809, and has a working capital deficit of $1,078,728 and a stockholders' deficit of $1,491,193 at December 31, 2004. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, additional equity financing activities, the expansion of bank and vendor financing and cash flows generated from sales activities all of which, Management believes will provide the Company the ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of TechAlt, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in 2003 and 2004 include valuation of accounts receivable, valuation of inventory, valuation of acquired intangible, valuation of capital stock and warrants issued for services and income taxes including the valuation of deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

ACCOUNTS RECEIVABLE - Accounts receivable result from the sale of the Company's products and services and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be written off.

INVENTORY - Inventory is comprised of finished goods stated at cost, determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over estimated useful lives of assets, ranging from 2 to 3 years. Costs for repair and maintenance are expensed as incurred.

REVENUE RECOGNITION - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery terms are generally FOB shipping point, typically the Company's facility. The Company reduces revenue for estimated customer returns and other allowances when reasonably known. Amounts billed in advance of revenue recognition are included in deferred revenue.

Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer's final acceptance. Revenue from sales of software licenses and software maintenance subscriptions are recognized on a straight-line basis over the subscription term.

STOCK BASED COMPENSATION - The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

SHIPPING AND HANDLING - Amounts billed to customers relating to shipping handling costs are included as an offset to related freight costs, which are included in costs of goods sold in the accompanying statements of operations.

RESEARCH AND DEVELOPMENT--Research and development costs, which are comprised primarily of compensation, consulting costs, supplies, materials and related costs, are expensed as incurred. The value of acquired in-process Research and Development is charged to expense on the date of acquisition if the acquired intellectual property has not attained "technological feasibility" as of that date.

CONCENTRATION OF RISK - Two customers accounted for 57% and 27%, respectively, of the Company's sales in 2003 and another two customers accounted for 26% and 14%, respectively, of the Company's sales in 2004. One supplier, an affiliate, accounted for 93% and 76% of the Company's cost of goods sold in 2003 and 2004, respectively.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credits. The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

PRODUCT WARRANTIES - The Company has a limited warranty on certain products for a period of one year from the date of receipt of the product by the customer. The Company will, at its option, either repair or replace with new or used parts any of the products sold which prove to be defective. In the absence of any significant warranty exposures, at December 31, 2004, the Company has not recorded an accrued warranty liability.

LOSS PER SHARE - The computation of net loss per share attributable to holders of common stock is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net loss is increased by preferred stock dividends (paid or payable) in the computation of net loss per share attributable to holders of common stock. Dilutive loss per share is not presented as the effects of including common stock equivalent shares, which there were none prior to 2004, would be anti-dilutive for all periods presented. Computations of net loss per share for the year ended December 31, 2004, exclude 7,870,000 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock, 1,150,000 common shares potentially issuable pursuant to a convertible promissory note and 10,958,000 common shares issuable upon exercise of outstanding warrants and options. Such common stock equivalents may dilute future earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company's financial instruments consist of cash, accounts receivable, accounts payable, amounts payable to related parties, notes payable and Series A Convertible Preferred Stock, and their carrying amounts approximate fair value due to their short maturities and recent occurrences.

RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4", SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67", and SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" were recently issued. SFAS No. 146,147,148,149, 150, 151, 152 and 153 had no applicability to the Company or their effect on the financial statements was not significant. . In December 2004, the FASB issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability award will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123 and supercedes APB Opinion No. 25, and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

RECLASSIFICATIONS - Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

NOTE 2 - AGREEMENT AND PLAN OF MERGER AND SETTLEMENT AGREEMENT

On  December  15,  2004,  TechAlt  paid  $650,000 to the former 45% owner of TAI
("Masanek"), which such payment then provided that certain documents and agreements became effective pursuant to terms of an Escrow Agreement entered into in November 2004 between TechAlt, TAI, Masanek and the former 55% owner of TAI ("Solomon"). Material terms of the agreements and transactions occurring subsequent to these payments are as follows:

Agreement and Plan of Merger- Pursuant to the Merger Agreement, all of the shares of common stock of TAI (all of which were owned by Solomon and Masanek) were exchanged for 9,544,000 shares of common stock of TechAlt. TechAlt Acquisitions, Inc., a wholly-owned subsidiary of TechAlt, was merged with and into TAI, with TAI becoming a wholly-owned subsidiary of TechAlt (the "Merger"). Additionally, pursuant to terms of the Merger Agreement, TechAlt issued 400,000 shares of its common stock to an investment advisor as consideration for capital raising services provided and 100,000 shares of its common stock as consideration for $50,000 cash. Upon consummation of the Merger, Solomon and Masanek together own approximately 83% of the voting common stock of the merged entity and obtained management control and the shareholders of TechAlt prior to the License Agreement and name change from Dendo Global Corp. own approximately 17%. The transaction, in which TechAlt Acquisitions, Inc. was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control as of the August 24, 2004 license date and the Company is deemed to have issued 1,656,000 common shares to the shareholders of TechAlt. Inasmuch as the former TAI shareholders own a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes. The consolidated financial statements after the transaction consist of the balance sheet of TAI and TechAlt, the operations of TechAlt from the August 24, 2004 license closing date and the historical operations of TAI.

Settlement Agreement - Pursuant to terms of the Settlement Agreement between the TechAlt and Masanek, among other things, (i) the License Agreement entered into between TechAlt and TAI in August 2004 was rescinded, which rescission included rescinding the 10,044,000 shares of TechAlt common stock issued pursuant to the License agreement, (ii) TechAlt paid Masanek $650,000 cash, (iii) TechAlt and Masanek entered into Sales, Consulting, Registration Rights, Right of First Refusal and Escrow Agreements, (iv) TechAlt issued a Convertible Promissory Note for $1,150,000 to Services by Designwise, Ltd. ("SBD"), a company owned by Masanek, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of TechAlt common stock on the basis of $1.00 per share, and secured by substantially all assets of TechAlt, (v) TechAlt issued warrants to Masanek for the right to purchase for a period of five years 750,000 shares of TechAlt common stock for $1.00 per share with a cashless exercise provision (determined to have a Black-Scholes pricing model fair value of $0), (vi) TechAlt received from SBD the assignment of all right, title and interests in certain intellectual property and inventory of SBD relating to In-Car Based Communications Data Capture and Video Systems (such intellectual property and inventories having estimated fair values of approximately $386,000 and $209,000, respectively), (vii) TechAlt paid $140,000 for the attorneys fees of Masanek, and (viii) settlement of certain claims made by Masanek against TechAlt and others in a lawsuit filed in the Circuit Court of Cook County, Illinois, (ix) the Company entered into a 3 year sales agreement with a commitment for the Company to purchase from SBD $1,250,000 of equipment inventory per year plus pay 6.25% to 6.75% royalties on certain third party supplied goods, and (x) a consulting agreement for which the Company will pay SBD $25,000 for the first four months and $6,250 per month for the next 32 months plus other benefits.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

The amount of intangible assets pertaining to the intellectual property rights acquired in connection with the Settlement Agreement, were immediately expensed as of the acquisition date as "In-process Research and Development" as a result of the intellectual property not having yet attained technological feasibility.

License Agreement - On August 20, 2004, Dendo Global Corp ("Dendo") and its then majority (52%) shareholder and sole member of its board of directors (the "Warranting Shareholder") entered into an Intellectual Property License Agreement with Technology Alternatives, Inc. ("TAI"), which agreement (the "License Agreement") was consummated on August 24, 2004 ("Closing"). Pursuant to the License Agreement, in exchange for the issuance of 10,044,000 shares of Company common stock ("Common Stock"), the Company licensed certain intellectual property owned by TAI. The initial term of the License was 6 months, automatically extended for additional 6 month terms until terminated by mutual agreement. In connection with the License Agreement the Company made payments to former Dendo shareholders of approximately $77,000 for the cancellation of 27,219,000 shares of Dendo common stock.

The License Agreement provided for the Company to raise equity funding (cash) of at least $500,000 within 5 days following Closing (the "Initial Funding"), and of at least an additional $3.5 million within 90 days following Closing (the "Final Funding"). In the event the fundings were not timely completed or if the "Historical Stockholders" owned less than 8% of the outstanding common stock upon consummation of the Final Funding, then the Warranting Shareholder had the option for 14 calendar days to terminate the Agreement, subject to certain remedy provisions.

After issuance of shares and cancellation of shares in connection with the License Agreement, TAI owned 4 million shares of the 12 million total outstanding and Solomon, the majority shareholder of TAI, directly or beneficially owned an additional approximately 4.5 million shares. In certain circumstances, Solomon, voting shares directly or beneficially owned, along with voting shares beneficially owned by TAI, had control to vote approximately 71% of the Company's outstanding common shares. Inasmuch as Solomon had a majority ownership interest in the Company after the issuance of common shares in connection with the License Agreement, the Intellectual Properties rights acquired by the Company from Solomon have been recorded in the amount of Solomon's net book value of such assets, and that same value assigned to shares issued. As a result of previously expensing costs incurred in connection with developing such assets, the net book value was $0, which is the value recorded by the Company for this transaction accounted for in a manner similar to that ascribed for transactions with entities under common control.

NOTE 3 -       PROPERTY AND EQUIPMENT

Property and Equipment is comprised of the following at December 31, 2004:

Computer equipment and software           $  36,884
Demonstration equipment                      22,602
Office furniture and equipment               18,820
Vehicle                                      72,019
                                          ---------
                                            150,325
 Accumulated depreciation                   (30,097)
                                          ---------

         Property and Equipment, net      $ 120,228
                                          =========

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

Depreciation was $6,081 and $18,964 for 2003 and 2004, respectively.

Substantially all of the Company's property and equipment is pledged as collateral for borrowing and other obligation agreements. (see Note 4)

NOTE 4 - NOTES PAYABLE

During 2004, the Company entered into three promissory notes payable to a bank totaling $54,201, due in April and May 2007, bearing interest at an annual rate of 5.75%, and payable in equal monthly payments for 30 months. The promissory notes are collateralized by automobiles owned by the Company and guaranteed by TechAlt. Principal payments on the notes are $21,508, $22,993 and $9,700 in 2005, 2006 and 2007, respectively.

Additionally, in November 2004, the Company borrowed $250,000 from the bank pursuant to terms of a 60-day promissory note, bearing interest at 1% over the 6% prime rate, and in December 2004, the Company repaid the note and related interest. The note was guaranteed by Solomon.

In December 2004, the Company issued a Convertible Promissory Note for $1,150,000 to SBD, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of Company common stock on the basis of $1.00 per share, and secured by substantially all Company assets. There was no beneficial conversion amount as the conversion price exceeded the fair value of the common stock on the promissory note issuance date.

Future principal payments on all notes payable are $671,508, $522,993 and $9,700 in 2005, 2006 and 2007, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Compensation Agreement- In August 2004, the Company entered into an Employment Agreement with Solomon, pursuant to which Solomon is to be employed by the Company as Chief Executive Officer for an initial period of 3 years, which period shall be automatically renewed until terminated by the Company. The Employment Agreement provides for annual compensation of $175,000, an opportunity for Solomon to earn additional annual bonuses upon the Company attaining certain financial targets, and for the Company to grant Solomon options to purchase up to 1 million shares of Company common stock at an exercise price being fair value at date of grant, subject to vesting. During the year ended December 31, 2004, the Company recorded approximately $179,000 of compensation expense which includes certain executive officer benefits incurred upon execution of the Employment Agreement for compensation due upon signing and approximately $43,000 of expense relating to reimbursement to Solomon for costs and expenses incurred in connection with development and support of Intellectual Property acquired pursuant to the License Agreement. The Employment Agreement also provides for the Company to pay Solomon for certain executive officer benefits throughout the term.

Financial Advisor Arrangement - Pursuant to terms of an arrangement with a financial consultant, in August 2004, the Company issued 300,000 shares of its common stock for services provided. The Company has accounted for this transaction as financial consulting expense of $150,000, the estimated fair value of common stock issued, and as an increase in common stock and paid-in capital.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

In connection with an investment banking agreement, at December 31, 2004 the Company had issuable 894,800 common shares and warrants to purchase 768,000 common shares at $0.50 exercisable for four years. The $447,400 value of the common stock based on the valuation of $.50 per share and $50,098 value of the common stock warrants (based on a Black-Scholes valuation using zero dividends and zero volatility, interest rate of 3.48% and term of 4 years) was treated as offering costs deducted from Series A funds raised as a charge to additional paid-in capital. (see Note 6)

In connection with a one-year Public Relations agreement entered into in late November 2004, the Company has issuable 240,000 common shares valued at $120,000 based on the valuation of common stock at $.50 per share and warrants to purchase 500,000 common shares at $.50 per share and 500,000 at $1.00 per share. The warrants were valued at $32,500 (based on a Black-Scholes valuation using zero dividends and zero volatility, interest rate of 3.48% and term of 4 years). The total value of $152,500 has been deferred as a component of stockholders equity and is being amortized over the one-year term. Amortization was $22,708 in 2004. (see Note 6)

Business Development Agreement - In February 2005, the Company entered into a one-year Business Development Agreement with a financial advisor, which replaces the Company's prior agreement with the advisor and one of its affiliates. Pursuant to terms of the Business Development Agreement, the Company paid or accrued $290,000 and is to issue a total of 600,000 shares of its common stock and 570,000 warrants to purchase Company common stock at a price of $1.00 per share with a four-year term, and has agreed to pay fees for future financing funds received by the Company during the agreement term of cash equal to 10% of future financing proceeds received and 10% of the securities issued in the financing. Pursuant to terms of the replaced agreements, as of December 31, 2004 the Company issued 400,000 shares and has issuable 100,000 shares of its common stock to this advisor for business development services related to raising capital, and sold 100,000 shares of common stock for $50,000 cash. (see Note 6)

Operating Lease - The Company leases its office and manufacturing facilities pursuant to terms of a lease agreement. Prior to May 2003, the Company leased the facilities pursuant to a series of short-term lease agreements. Commencing in May 2003, the Company entered into a three year lease, requiring monthly rents of approximately $6,700, increasing to approximately $7,100 during the last year of the lease. Rent expense for the years ended December 31, 2003 and 2004, approximated $69,000 and $93,700, respectively, and is included in selling, general and administrative expense. Future minimum lease obligations pursuant to the lease approximate $84,000 and $28,000 during 2005 and 2006, respectively.

Royalty Agreement - The Company is party to a royalty agreement that requires royalty payment to a patent holder of the technology related to mounting certain of the Company's products in the trunk of a motor vehicle. The agreement provides for a royalty of 5% of the net sales price, as defined, of every mobile video recording system covered by the patent and minimum payment on every system in the amount of $150. Expenses incurred pursuant to this Royalty Agreement were approximately $5,000 and $11,680 for the years ended December 31, 2003 and 2004, respectively and is included in selling, general and administrative expense.

Contract to Supply Equipment to Cook County - In July 2004, the Company was awarded a contract to supply certain equipment, software and services to a contractor doing business with Cook County Commissioners Office. The Commission approved a plan to implement a county-wide wireless communications system. A grant of approximately $13 million from the Urban Area Security Initiative of the Department of Homeland Security has been accepted to fund the project. An additional grant of approximately $17 million has also been approved for the second phase of the project. The contract is anticipated to result in future Company revenues of approximately $9 million.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

Agreement with IBM - In October 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. The SOW serves as the Company's official notice and authorization to begin implementation of and billing for the project. Pursuant to terms of the SOW, the Company will be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it is to receive payments of approximately $2.9 million. During December 2004, the Company received approximately $1 million from IBM, which the Company has recorded as deferred revenue at December 31, 2004.

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

Registration Statement on Form SB-2 - The Company is in the process of filing a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding registration of approximately 40 million shares of Company common stock to be sold by certain stockholders. The selling stockholders will offer common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from sales of common stock by selling stockholders. Shares of Company common stock are not currently quoted on any exchange or over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board. The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines. Accrued damages were $60,000 at December 31, 2004.

NOTE 6 - STOCKHOLDERS' EQUTIY

In October 2004, the Company amended its articles of incorporation to increase the authorized common and preferred stock to 500,000,000 and 100,000,000 shares, respectively, and established a $.001 par value for each.

Series A Convertible Preferred Stock, Warrants and Additional Investment Rights

During 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $3,835,000, the Company sold 3,835,000 shares of its Series A Convertible Preferred Voting Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 7,670,000 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision for the period ending five years from issuance (the "Warrants") and Additional Investment Rights to purchase 65,000 additional shares of Series A Preferred with 130,000 warrants at a purchase price of $1.00 per share (the "Series A Preferred Rights") (the "Offering"). Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock, at a conversion price of $0.50 per common share, the price determined by Company management to represent the fair value of such stock at the issuance date. The Series A
Preferred holders have voting rights on an as converted basis. The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines. An additional 820,000 Series A Preferred were authorized in December 2004.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

Terms of Series A Preferred provides for, among other things, cumulative dividends to be paid to holders at a rate of 5% per annum, which accumulate daily from issuance date and payable quarterly, in certain circumstances payable in the Company's common stock, each preferred share to be convertible into 2 shares of Company common stock, subject to anti-dilution conversion rate adjustments, a $2.00 per share liquidation preference amount, if common stock dividends are declared, Series A receives same on an as converted basis, voting rights on an as converted basis, and limits payment of dividends on common stock until certain financial targets are met.

Convertible Debenture and Conversion to Series A Preferred

In June 2004, the Company entered into a 10% Secured Cumulative Convertible Debenture in the amount of $100,000, with a maturity date in June 2005, or earlier under certain circumstances. The debenture was secured by one of the Company's patents. In December 2004, a conversion agreement was executed converting the principal amount into 100,000 shares of the Company's Series A Convertible Preferred Stock and Warrants to purchase 200,000 shares of common stock on the terms and conditions of the Offering.

Common Stock

In August 2004, a consultant was issued 300,000 common shares valued at $150,000 based on a $.50 per share valuation of common stock based on a recent sale and the conversion rate of Series A Preferred. The $150,000 was expensed. (see Note
5)

In 2004 as amended in February 2005, 400,000 shares were issued and 100,000 are issuable at December 31, 2004 under an agreement for capital raising services and 100,000 shares were issued for cash of $50,000 to a financial consultant. The shares for services were valued at $250,000 based on the $.50 per share common stock valuation from contemporaneous issuances and conversion terms of the Series A Preferred. The $250,000 was charged to additional paid-in capital as a Series A Preferred offering cost. (see Note 5)

In 2004, 894,800 common shares became issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares are valued at the $.50 per share common stock valuation or an aggregate $447,400 which was charged to additional paid-in capital as an offering cost. (see Note 5)

At December 31, 2004 the Company has 240,000 common shares issuable valued at $120,000 based on the valuation of common stock at $.50 per share, issuable pursuant to a Public Relations Agreement. The $120,000 is deferred as a component of equity to be amortized over the one-year term of the agreement. Amortization in 2004 was $22,708. (see Note 5)

In December 2004, the original shareholders of TechAlt, Inc. (f/k/a Dendo Global) were deemed to have been issued 1,656,000 common shares pursuant to a recapitalization of the Company (see Note 3).

Warrants and Options outstanding

In connection with various financing transactions and consulting and other agreements in 2004, the Company has issued investors, advisors and shareholders warrants and options to purchase shares of the Company's common stock. Those warrants and options had a life of either four or five years. A summary of the options issued as of December 31, 2004, and changes during the year is as follows:

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

                                                                 Weighted
                                                                  Average
                                                Number of        Exercise
                                            Warrants/Options       Price
                                            ----------------      -------
Balance at Beginning of year                            0        $     --
Compensatory Warrant/Options-non employee       2,338,000        $   0.73

Compensatory Warrant/Option-employee                    0               0

Non-Compensatory Warrant/Option-non-employee    8,620,000            1.00
                                               ----------        --------
Balance at End of year                         10,958,000        $   0.94
                                               ==========        ========

Exercisable at end of year                     10,958,000        $   0.94
                                               ==========        ========

Weighted average fair value during the year                      $   0.04
                                                                 ========


The  following  table   summarizes   information   about  warrants  and  options
outstanding at December 31, 2004:

             Options Outstanding                           Options Exercisable
 --------------------------------------------   ------------------------------------------
                                 Weighted                       Number         Weighted
                Number            Average        Range       Outstanding        Average
 Range of      Outstanding       Remaining        of              at           Remaining
 Exercise      at December      Contractual     Exercise       December       Contractual
   Price         31, 2004           Life         Price         31, 2004          Life
 ----------   ---------------   -------------   ---------    -------------    ------------
 $    0.50         1,268,000        4.32        $    0.50        1,268,000            4.32
 $    1.00         9,690,000        4.90        $    1.00        9,690,000            4.90
              ---------------                   ---------    -------------    ------------
                  10,958,000                                   10,958,000

NOTE 7 - RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 2003 and 2004, the Company received approximately $194,000 and $0, respectively, primarily for working capital purposes from SBD. Borrowings are due on demand, are unsecured and non-interest bearing. The balance at December 31, 2004 was $0.

Purchases of equipment from SBD included in cost of goods sold in 2003 and 2004 totaled $119,000 and $76,917, respectively. Additionally, during 2003 and 2004 the Company incurred consulting fees payable to SBD of approximately $294,000 and $204,000. The amounts are included in general and administrative expenses on the accompanying financial statements. At December 31, 2004, the Company had accounts payable to SBD of approximately $14,000, which is included in accounts payable-related party.

Advances payable to the Company's President and 55% founding shareholder was $103,749 at December 31, 2003. These advances are due on demand, unsecured and non-interest bearing. At December 31, 2004, advances payable was $138,780.

In April 2003, the Company's 55% shareholder contributed to the Company certain intellectual property, including a patent covering the method and apparatus for transporting data over a managed wireless network using unique communication protocol. The Company recorded the contributed property at the shareholder's basis in such assets, which amount was zero.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

An officer of the Company in 2004 is also a principal owner of a law firm that provided services to the Company in 2004. Expenses incurred to this law firm in 2004 were $624,288. Accounts payable-related party in the amount of $189,576 was due to this law firm at December 31, 2004 and included in accounts payable-related party.

An attorney who provided legal services during 2004 became an officer of the Company on January 1, 2005. Fees charged to operations for legal services from this attorney were approximately $70,300 in 2004.

The Agreement and Plan of Merger, Settlement Agreement and agreements with financial advisors are also considered to be agreements and transactions by, between and among related parties inasmuch as all parties have ownership interests in the Company, especially those transactions with the Company's two founders.

NOTE 8 - INCOME TAXES

There was no income tax during 2003 and 2004 due to the Company's net loss. The Company's tax expense differs from the "expected" tax expense for the year ended December 31, (computed by applying the federal corporate tax rate of 35% to loss before taxes), as follows:
                                         2003              2004
                                         ----              ----

 Computed "expected" tax benefit     $   240,200       $ 1,436,500
 Non deductible costs                     (3,800)           (4,000)
 State income tax benefit                 34,300           202,200
 Change in valuation allowance          (270,700)       (1,634,700)
                                     -----------       -----------
                                     $        --       $        --
                                     ===========       ===========

Tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

  Deferred Tax Assets:
    Intangible and other non-current assets   $   641,472
    Net operating loss carryforwards            1,474,182
                                              -----------
                                                2,115,654
  Deferred tax liabilities-fixed assets            (7,460)
                                              -----------
                                                2,108,194
  Deferred tax asset valuation allowance       (2,108,194)
                                              -----------
  Net deferred tax asset                      $        --
                                              ===========

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that, some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by approximately $270,700 and $1,634,700 for the years ended December 31, 2003 and 2004, respectively, as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $3,693,000 and expire in years through 2022.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

NOTE 9 - SUBSEQUENT EVENTS

RAISING ADDITIONAL FINANCING - Subsequent to December 31, 2004 and through March 29, 2005 TechAlt received cash of approximately $880,000 from the additional sale of 880,000 shares of Series A Preferred stock and warrants to purchase 1,760,000 shares of TechAlt common stock for $1.00 per share. An additional 193,600 common shares and warrants to purchase 176,000 common shares are due as an offering cost.

OPERATING LEASE - In March 2005 TechAlt entered into an operating lease for equipment to be used in a multi city demo network. The total value of the equipment was $670,000. The term of the lease is twenty four months with a monthly lease payment of $7,600.

REGISTRATION STATEMENT ON FORM SB-2 - TechAlt is in the process of filing a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding the registration of approximately 40 million shares of the Company's common stock to be sold by certain TechAlt stockholders. The selling stockholders will offer the common stock in amounts, at prices and on terms to be determined at the time of the offering. TechAlt will not receive any proceeds from the sales of the common stock by the selling stockholders. Shares of the TechAlt common stock are not currently quoted on any exchange or the over-the-counter bulletin board market. TechAlt has applied for trading of its common stock on the over-the-counter bulletin board.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 20, 2004 (the "Dismissal Date"), Pritchett, Siler & Hardy, PC ("PS&H"), was dismissed as independent auditor of TechAlt, in connection with the engagement of Salberg & Company, P.A., as the independent registered public accounting firm for the Company ("Salberg"). PS&H's reports on the Company's 10-KSB and 10-KSB for each of the years ended December 31, 2003 and 2002, respectively, and all subsequent interim periods up and until the Dismissal Date, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than reflecting an uncertainty as to the Company's ability to continue as a going concern.

During each of the two (2) years ended December 31, 2003 and 2002, and all subsequent interim periods up and until the Dismissal Date, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to PS&H's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The Company requested PS&H to furnish a letter addressed to the United States Securities and Exchange Commission, stating whether they agree with the statements made by the Company in the Current Report on Form 8-K, and, if not, stating the respects in which it does not agree. A copy of this letter, dated as of October 20, 2004, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed October 20, 2004.

On October 20, 2004, the Company engaged Salberg as its independent registered public accounting firm to audit the Company's financial statements. During each of the two (2) years ended December 31, 2003 and 2002, and all subsequent interim periods up and until the Dismissal Date, the Company did not consult Salberg on any matters described in Item 304(a)(2)(i) of Regulation S-B. During each of the two (2) years ended December 31, 2003 and 2002, and all subsequent interim periods up and until the Dismissal Date, the Company did not consult Salberg on any matters described in Item 304(a)(2)(ii) of Regulation S-B.

The decision to change accountants was recommended and approved by the Board of Directors of the Company on October 20, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS,  AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

NAME                  AGE                   POSITION

James E. Solomon       56     Chief Executive Officer; Chairman of the Board of
                              Directors

George Loera           53     Director

C. Pete Ashi           44     Director

Peter Lynch            57     President & Chief Operating Officer

James J. Hurley        56     Chief Financial Officer

Barbara Roberts        41     Vice President of Sales and Business Development

David M. Otto          45     Secretary

Michael J. Lightfoot   54     Vice President of Administration

JAMES E. SOLOMON is the Chairman of our Board of Directors and has served as our Chief Executive Officer since August 2004. Mr. Solomon is also the President and Chief Executive Officer of Technology Alternatives, Inc. of Schaumburg, Illinois. Mr. Solomon's career has been that of the technology entrepreneur and he has been active in the technology industry for the past 32 years. Mr. Solomon's experience includes work as a developer, engineer, and creator of businesses in the PC, CD-ROM, Relational Database, Telecommunications and Wireless industries.

After many years of participation in the AeA (American Electronics Association), Mr. Solomon became the chairman for the Midwest Council, member of the national board of directors, International and Technology committees. Through the AeA, he has become an advisor on wireless technologies to World Business Chicago, Chicago Software Association - Wireless Roundtable, Chicagoland Chamber of Commerce, Metropolitan Planning Commission, Chicagoland Workforce Boards, the Mayor's Council of Technology Advisors (Chicago) and currently is a Member of the Governor's Broadband Task Force (Illinois).

Mr. Solomon has successfully raised over $15,000,000 through venture funds in multiple rounds for several of his companies. He developed relationships with every major telecommunications carrier and several minor carriers in the U.S., Canada, Ecuador, Colombia, Peru, Australia, New Zealand, and China markets. Mr. Solomon developed partner relationships with NCR, Diebold, Fujitsu, and created strategic relationships with Chase, Citicorp, First Union, Nations, Bank of America and Wells-Fargo Banks.

Mr. Solomon's companies developed the technology for the electronic image capture, store and forward of "mug shots" for law enforcement for the Chicago police department. Other clients have included AT&T, Hyatt Hotels, Wal-Mart, Kmart, J.C. Penney's, and Sears for development of mission critical on-line transaction processing applications. Mr. Solomon's company was one of the first licensees of CD-ROM technology in the U.S. and developed strong international relationships in the Netherlands and Japan. As a result he became one of the industry leaders in tools for image digitization, storage, retrieval and transmission for the insurance, banking and intelligence markets.

Mr. Solomon has held a series of positions with ever increasing responsibilities for both domestic and international companies including GOOItech, Sayers Advanced Systems, Informix, MicroTRENDS, Digital Research, Wang Laboratories and Tandem Computer. These organizations gave him the opportunity to develop relationship and management skills with customers in the Telecommunications, Insurance, Financial, Banking, Distribution and Pharmaceutical industries.

Mr. Solomon's educational background includes the University of Missouri at Columbia, Civil Engineering, University of Missouri at Kansas City, Business Administration, and the Stanford University Executive MBA Program. In addition to Mr. Solomon's AeA duties his professional memberships have included the Chief Information Officer Organization, Strategic Account Management Association
(SAMA), Wireless Data Forum, Cellular Telephone Industry Association (CTIA), American Banking Association, Banking Industry Association, and the International Association of Home Financing.

PETER LYNCH has served as our Chief Operating Officer since October of 2004 and as our President since February 2005. Mr. Lynch has extensive senior executive level management experience in the broadband communications industry including a combination of domestic and international entrepreneurial assignments. Mr. Lynch's radio frequency experiences originate from building and growing cable television operations initially. Mr.

Lynch jointly founded a British competitive communications carrier that provided cable TV and voice communication services over an integrated network. Mr. Lynch's wireless communication industry experience started with a publicly traded, MMDS television services provider where he led their evolution into a wireless ISP business model as the company's Chief Operating Officer. Internetworking and data communications remained at the center of Mr. Lynch's activities when he became the President of a competitive local exchange carrier
(CLEC) that pioneered the integration of packet telephony and high-speed Internet using ATM circuits. Mr. Lynch returned to the wireless arena when he became Chairman of a leading provider of antennas to the LMR, Wi-Fi, and WLAN markets.

GEORGE LOERA has served as a member of our Board of Directors since August of 2004. For the past 18 years Mr. George Loera has been the owner and President of Chicago United Industries. Ltd., a multi-million dollar distribution and supply company located in Chicago, Illinois. Mr. Loera is active in local civic and business affairs, being Co-Founder and Past President of the Mexican-American Chamber of Commerce of Illinois from 1992 to 1995. Mr. Loera also served as Chairman of the Board of that organization. Mr. Loera is also the Founder and Co-Chair of Paths to Achievement, a mentoring organization for Chicagoland middle school children.

Mr. Loera also previously served as a director for 6 years and as Vice President for the Hispanic American Construction Industry Association, an association focusing on promoting opportunities for Hispanic construction, engineering and supply companies. He has been a member of the Hispanic American Construction Industry Association for the past 18 years.

Mr.  Loera was the Co-Chair of the Latino  Coalition  in Defense of  Affirmative
Action from 1987 to 1989. Mr. Loera is currently a Director for the Latino Technology Association, an association focusing on promoting opportunities for Latino technology businesses.

Mr. Loera earned his BBA in Organizational Management from the University of Iowa in 1977, and was enrolled in the Electrical Engineering Curriculum at the University of Illinois, Champaign, Illinois from 1969 to 1970. Mr. Loera also served as a Sergeant in the United States Marine Corps, 1st Force Reconnaissance Company, Fleet Marine Force, Pacific from 1971 to 1973.

C. PETE ASHI has served as a member of our Board of Directors since August of 2004. Mr. C. Pete Ashi has over 22 years of Information Systems industry experience. Over the past five years, Mr. Ashi has served as the Vice President of National Operations for TM Floyd & Company, a $55,000,000 Information Technology consulting firm with major clients in the Health Insurance and Property & Casualty industries. His career has evolved from computer programming and support, to recruiting, sales and marketing, and management.

Mr. Ashi formed Ashi & Associates, a Dallas based search firm, in 1984 and served as President from 1984 to 1987. Mr. Ashi relocated to Chicago in 1988 to lead a start-up branch for IMI Systems, Inc., an Information Technology consulting firm. Mr. Ashi worked for IMI Systems, Inc. from 1987 to 1989. In March, 1989 Mr. Ashi was recruited to Keane, Inc, a billion dollar publicly traded Information Technology consulting firm, to develop a sales territory. Mr. Ashi worked for Keane, Inc. until 1993. Following his work with Keane, Inc., Mr. Ashi joined TM Floyd & Company in 1993 as Director of Business Development and was subsequently promoted to Vice President of Operations in 1994, followed by a promotion to Vice President of National Operations in 1999.

Mr. Ashi is also the co-founder of the Friends of Drummond, a charitable organization chartered with promoting education in his community, and sits on the board of Ant Systems, Inc. Aside from his responsibilities to TM Floyd & Company, he is the Chairman of the Illinois Century Network Policy Committee. Mr. Ashi attended the University of Pennsylvania from 1978 to 1980 and graduated from the University of Pittsburgh's School of Computer Technology with a BS in 1981.

JAMES HURLEY has served as our Chief Financial Officer since November 23, 2004. Prior to joining TechAlt, Mr. Hurley was a financial consultant for several small to mid-size start-up companies. From 2000 through 2002, Mr. Hurley was the Chief Financial Officer of Tallgrass Communications, Inc., a competitive local exchange carrier providing broadband access for voice and data communication. Mr. Hurley was also a member of the Board of Directors of Tallgrass. Prior to his joining Tallgrass, Mr. Hurley was President of the Midwest region of MPower Communications, Inc., from 1998 to 2000. MPower is also a local exchange carrier providing broadband access for voice and data communication.

From 1976 until 1992, Mr. Hurley served in various operational and financial roles for Centel Communications Company. Prior to joining Centel, Mr. Hurley was a Certified Public Accountant for Arthur Anderson from 1970 to 1976. Mr. Hurley received his Bachelor of Science from Marquette University, in Milwaukee, Wisconsin in 1970.

BARBARA ROBERTS has served as our Vice President of Sales and Business Development since October of 2004. Ms. Roberts has nineteen years of practical and industry experience combining the disciplines of Executive Management, Sales/Marketing, Finance, Operations, and Systems Integration. During her twelve years with Electronic Data Systems, Inc. ("EDS"), Ms. Roberts was responsible for systems and management duties across the markets of federal, state and local government, HealthCare, social services, transportation, and communications. Ms. Roberts was responsible for the EDS market deployment and replication of the U.S. operations for "Red Light Enforcement" traffic camera systems. From 1998 until 2001, as President of Redflex Traffic Systems, Inc, Ms. Roberts was instrumental in developing the first digital traffic camera programs in the world for ticketing red light running and speeding offenders. Ms. Roberts' strong entrepreneurial track record and global business experience helped grow Redflex from a startup company to an internationally recognized multi-million dollar firm, handling camera manufacturing, application development, court integration, and on-going citation processing. Prior to joining TechAlt, Inc., Ms. Roberts worked for Technology Alternatives, Inc., of Schaumburg, Illinois beginning in 2002.

Ms. Roberts graduated from Humboldt State University located in Arcata, CA in 1985 with her B.A in Business Administration/Finance and double minors in Computer Information Systems and Speech Communications.

DAVID M. OTTO has served as our Secretary since August of 2004. David M. Otto is a Seattle-based attorney and President of The Otto Law Group. Mr. Otto's practice focuses on corporate finance, securities, mergers and acquisitions and corporate law and governance. Mr. Otto began his law practice on Wall Street in New York City in 1987, where he concentrated on significant corporate leveraged buyout and takeover transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto moved to Seattle in order to dedicate his extensive experience in corporate law and finance, mergers and acquisitions, corporate governance, public and private securities offerings and venture capital financing to entrepreneurs, technology innovators, start-up, emerging growth and middle-market businesses. In July of 1999, Mr. Otto founded his own firm, The Otto Law Group, PLLC, in Seattle, Washington, to better serve technology-based start-up, emerging growth and middle-market companies with respect to corporate finance, securities, strategic development, corporate governance, mergers, acquisitions and venture capital and private equity matters. Recent transactions completed by The Otto Law Group include an initial public offering for a digital technology company, acquisition and financing of an education services and products public company, private financing for the national expansion of a window coverings manufacturer, the Securities Exchange Act of 1934 Act compliance work for several technology and service businesses, a share exchange and proxy for a publicly held company, rendering opinions regarding various cross-border financings and acquisitions and private placements for electronic component, digital music, e-commerce and wireless broadband companies.

Mr. Otto has authored "Venture Capital Financing" and "Taking Your Company Public" and lectured to businessmen, accountants, lawyers, and graduate students at the University of Washington Business School on venture capital financing and going public. He is currently a member of the Board of Directors of Dtomi, Inc., Uniphyd Corporation, SinoFresh Healthcare, Inc., Excalibur USA Custom Window Fashions, Inc. and Saratoga Capital Partners, Inc. He is also a member of the American Bar Association Committee on the Federal Regulation of Securities, Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee of the ABA's Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington.

Mr. Otto graduated from Harvard University in 1981 with his A.B. in Government and Fordham University School of Law in 1987 where he earned his Juris Doctorate and served as a Commentary Editor on the Fordham International Law Journal.

MICHAEL J. LIGHTFOOT has served as our Vice President of Administration since January 1, 2005. Prior to joining our Company, Mr. Lightfoot was a member of Michael J. Lightfoot, P.C., a law firm specializing in contracts, advising on content and data protection, banking, insurance, WiFi and international transactions from 1998 until December 2004. From 1997 until 1998 Mr. Lightfoot served as General Counsel - Vice President of Business Development for Inventions Machine Corporation of Boston, Massachusetts, for whom Mr. Lightfoot handled commercial, intellectual property and licensing matters.

There are no family relationships among the Company's officers and directors.

All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company 's Directors and hold office until they resign or are removed from office.

None of the Directors or Officers has been involved in any bankruptcy or criminal proceeding during the past five years.

On or around December 15, 2004, the Board of Directors of the Company the Company adopted (i) a Policy Regarding Director Nominations and Shareholder-Board of Director Communications, (ii) an Audit and Finance Committee, and (iii) a Compensation and Nominating Committee. The Company does not currently have an audit committee financial expert but is in the process of recruiting new members to join its Board of Directors, one of which will be our audit committee financial expert. The Policy Regarding Director Nominations and Shareholder-Board of Director Communications, Audit and Finance Committee Charter and Compensation and Nominating Committee Charter were filed as Exhibits 99.1, 99.2 and 99.3, respectively, to our Form 8-K filed December 21, 2004.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Paul Masanek beneficially owns more than 10% of the Company's common stock but failed to file on a timely basis a Form 3. To the Company's knowledge, the aforementioned failure to file Form 3 is the only late report.

Code of Ethics

The Company has adopted a Code of Ethics. The Code of Ethics is Exhibit 14 to this 10-KSB. The Company hereby undertakes to provide any person without charge, upon request, a copy of the Company's Code of Ethics. Requests for copies of the Company's Code of Ethics may send such communication via the method listed below:

U.S. Mail or Expedited Delivery Service:

TechAlt, Inc.
3311 N. Kennicott Ave., Suite A
Arlington Heights, IL 60004
Attn: Michael J. Lightfoot

ITEM 10.  EXECUTIVE COMPENSATION

-----------------------------------------------------------------------------------------------------------------------
                                     Annual Compensation                   Long-term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                             Other     Restricted  Securities    LTIP       All Other
                                                             Annual      Stock    Under-lying   Payouts    Compensation
Name and                     Year      Salary     Bonus   Compensation  Award(s)    Options/
Principal Position                       ($)       ($)        ($)         ($)        SARS (#)     ($)           ($)

(a)                          (b)         (c)       (d)        (e)         (f)        (g)          (h)           (i)

------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
James Solomon, CEO            2004    $168,415         0    $10,408 (1)      0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
Peter Lynch, COO              2004    $ 40,385         0          0          0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
James Hurley, CFO             2004    $  5,538         0          0          0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
Barbara Roberts,              2004    $116,546         0          0          0          0            0             0
VP - Sales & Business
Development
-----------------------------------------------------------------------------------------------------------------------

(1)Reimbursement for Country Club Membership fees per Mr. Solomon's Employment Agreement.

ITEM 11. SECURITY ONWERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004:

--------------- ------------------------------------------------------------------ --------------------- --------
Title of        Name and Address of Beneficial Owner                               Amount and Nature     Percent
Class(1)                                                                           of Beneficial         of Class
                                                                                   Ownership(2)
--------------- ------------------------------------------------------------------ --------------------- --------
Common          James E. Solomon, Chairman and CEO                                            3,867,440      30%
                3311 N. Kennicott Ave., Suite A, Arlington Heights, IL 60004

--------------- ------------------------------------------------------------------ --------------------- --------
Common          C. Pete Ashi, Director                                                           75,000       1%




                3311 N. Kennicott Ave., Suite A, Arlington Heights, IL 60004

--------------- ------------------------------------------------------------------ --------------------- --------
Common          Diane Marie Loera(3)                                                            600,000       5%
                3311 N. Kennicott Ave., Suite A, Arlington Heights, IL 60004

--------------- ------------------------------------------------------------------ --------------------- --------
Common          Michael Lightfoot, Vice President of Operations                                  25,000       1%
                3311 N. Kennicott Ave., Suite A, Arlington Heights, IL 60004

--------------- ------------------------------------------------------------------ --------------------- --------
Common          Paul Masanek(4)                                                               4,676,560      36%
                5250 Cleveland Street, Skokie, IL 60077

--------------- ------------------------------------------------------------------ --------------------- --------
Common          Directors and Officers as a Group                                             4,567,440      35%

--------------- ------------------------------------------------------------------ --------------------- --------

(1) In connection with the Company's recent Series A Preferred and Warrant financing, the Company currently has 4,816,250 shares of Series A Preferred stock issued and outstanding which may be converted into 9,632,500 shares of common stock, in the aggregate, subject to certain adjustments. None of the shares of Series A Preferred are held by the above shareholders. The Series A Preferred vote with the common stock on an as converted basis. In connection with the purchase of the Series A Preferred, the Company issued warrants, in the aggregate, to purchase 9,632,500 shares of common stock, exercise price of $1.00 per share. The Series A Preferred and warrant holders may, if they so choose, convert their Series A Preferred and exercise their warrants, in whole or in part, within sixty (60) days of the date of this Form 10-KSB.

(2) Based on 13,067,719 shares of common stock issued and outstanding as of March 16, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3) Wife of George Loera, a member of the board of directors of the Company.

(4) Paul Masanek holds a warrant to purchase 750,000 shares of common stock of the Company, exercise price of $1.00 per share. Mr. Masanek may, if he so chooses, exercise the warrant, in whole or in part, within sixty (60) days of the date of this Form 10-KSB. Services By Designwise, Ltd., an Illinois corporation controlled by Mr. Masanek ("SBD"), holds a $1,150,000 Convertible Promissory Note, convertible into common stock at the price of $1.00 per share, which may, under certain circumstances, be converted into common stock within sixty (60) days of the date of this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Solomon and the Company entered into an Employment Agreement on or around August 24, 2004. Per the terms of the Employment Agreement, Mr. Solomon is to be employed by the Company as the Chief Executive Officer for an initial period of three (3) years, which period shall be automatically renewed until terminated by the Company. Solomon's annual salary is One Hundred and Seventy Five Thousand Dollars ($175,000). Solomon is eligible to receive an annual cash bonus of up to Two Hundred Seventy Five Thousand Dollars ($275,000) in connection with the gross revenues of the Company and it is anticipated that Mr. Solomon will be granted options to purchase up to one million (1,000,000) shares of the common stock of the Company, subject to vesting.

In December of 2004, the Company issued 600,000 shares of common stock to Ms. Diana Loera, a family member of George Loera and 125,000 shares of common stock to Christopher Solomon, a family member of James E. Solomon.

ITEM 13. EXHIBITS

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
   2.1            Form of Agreement and Plan of Merger     Incorporated by reference to Exhibit
                                                           2.1 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
   3.1(i)         Articles of Incorporation                Incorporated by reference to Exhibit
                                                           3.1 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.2(i)         Certificate of Amendment to the          Incorporated by reference to Exhibit
                  Articles of  Incorporation               3.2 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.3(i)         Certificate of Amendment to the          Incorporate by reference to Exhibit
                  Articles of Incorporation                3.3(i) of the Company's SB-2
                                                           Registration Statement filed
                                                           November 15, 2004
-----------------------------------------------------------------------------------------------
   3.4(ii)        Bylaws                                   Incorporated by reference to Exhibit
                                                           3.3 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.5(ii)        Amended Bylaws                           Incorporated by reference to Exhibit
                                                           3.2 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.1            Certificate of Designation               Incorporated by reference to Exhibit
                                                           4.1 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.2            Amended Certificate of Designation       Incorporated by reference to Exhibit
                                                           4.2 the Company's Form SB-2/A filed
                                                           February 17, 2005
-----------------------------------------------------------------------------------------------
   4.3            Form of Securities Purchase Agreement    Incorporated by reference to Exhibit
                                                           10.3 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.4            Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                                                           10.4 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.5            Form of Warrant                          Incorporated by reference to Exhibit
                                                           10.5 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.6            Form of Additional Warrant               Incorporated by reference to Exhibit
                                                           10.6 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.7            Form of Additional Investment Right      Incorporated by reference to Exhibit
                                                           10.8 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.8            Form of Lock-Up Agreement                Incorporated by reference to Exhibit
                                                           10.7 of the Company's Form 8-K filed

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.9            Form of Warrant issued to Paul Masanek   Incorporated by reference to Exhibit
                                                           4.1 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.10            Form of Secured Convertible Prom. Note   Incorporated by reference to Exhibit
                                                           4.2 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.11            Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                  with Paul Masanek and Services           4.3 of the Company's Form 8-K filed
                  By Designwise, Ltd.                      December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.12            Form of Right of First Refusal           Incorporated by reference to Exhibit
                  Agreement                                4.4 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  10.1            Employment Agreement with                Incorporated by reference to Exhibit
                  James E. Solomon                         10.2 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
  10.2            Intellectual Property License Agreement  Incorporated by reference to Exhibit
                                                           10.1 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
  10.3            Financial Advisory and Investment        Incorporated by reference to Exhibit
                  Banking Agreement with                   10.3 of the Company's Form SB-2
                  Sunrise Securities Corp.                 Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.4            Public Relations Retainer Agreement      Incorporated by reference to Exhibit
                  with with Sunrise Financial Group, Inc.  10.4 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.5            Base Agreement with International        Incorporated by reference to Exhibit
                  Business Machines Corporation            10.5 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.6            IBM Solutions Engagement Agreement       Incorporated by reference to Exhibit
                  Statement of Work                        10.6 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.7            Arias Technology Corporation, Inc.,      Incorporated by reference to Exhibit
                  Agreement for Consulting Services        10.7 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.8            TechAlt/Arias Statement of Work          Incorporated by reference to Exhibit
                                                           10.8 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.9            Form of Agreement to Rescind             Incorporated by reference to Exhibit
                  Intellectual Property License Agreement  10.1 of the Company's Form 8-K filed

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.10            Form of Sales Agreement                  Incorporated by reference to Exhibit
                                                           10.2 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.11            Form of Security Agreement               Incorporated by reference to Exhibit
                                                           10.3 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.12            Form of Settlement Agreement             Incorporated by reference to Exhibit
                                                           10.4 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.13            Form of Technology Assignment            Incorporated by reference to Exhibit
                  and Bill of Sale                         10.5 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.14            Form of Escrow Agreement                 Incorporated by reference to Exhibit
                                                           10.6 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.15            Form of Consulting Agreement             Incorporated by reference to Exhibit
                                                           10.7 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.16            Form of Waiver and Amendment             Incorporated by reference to Exhibit
                  Agreement                                10.16 the Company's Form SB-2/A
                                                           filed February 17, 2005
-----------------------------------------------------------------------------------------------
    13            Quarterly Reports, Form 10-QSB           Incorporated by reference to the
                                                           Form 10-QSB Quarterly Reports filed
                                                           by the Company on November 15, 2004;
                                                           August 16, 2004; and July 13, 2004
-----------------------------------------------------------------------------------------------
    14            Code of Ethics                           Attached
-----------------------------------------------------------------------------------------------
    21            Subsidiaries of the Registrant           Attached
-----------------------------------------------------------------------------------------------
  31.1            Certification of CEO pursuant to         Attached
                  Section 302 of the Sarbanes-Oxley Act
-----------------------------------------------------------------------------------------------
  31.1            Certification of CFO pursuant to         Attached
                  Section 302 of the Sarbanes-Oxley Act
-----------------------------------------------------------------------------------------------
    32            Certification of CEO and CFO pursuant    Attached
                  to Section 906 of the Sarbanes-Oxley Act

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Salberg & Co., P.A. has served as our independent certified public accountants since October 2004. Pritchett, Siler & Hardy served as our independent certified public accountants for the fiscal years 2003 and 2002.

During the fiscal years ended December 31, 2004 and 2003, fees in connection with services rendered by Salberg & Co., P.A. and Pritchett, Siler & Hardy, the Company's independent auditors, were as set forth below:

--------------------------------------------------------------------------------
       Fee Category               Fiscal 2003                Fiscal 2004
--------------------------------------------------------------------------------
Audit Fees                        $   39,000                 $   61,000
--------------------------------------------------------------------------------
Audit-Related Fees                         0                 $    7,600
--------------------------------------------------------------------------------
Tax Fees                                   0                          0
--------------------------------------------------------------------------------
All Other Fees                             0                          0
--------------------------------------------------------------------------------
Total                             $   39,000                 $   68,600
--------------------------------------------------------------------------------

Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, and review of Company documents filed with the SEC.

Audit-related fees consisted of fees for registration statement reviews and related consents.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

We made no other payments to Salberg & Company, P.A. and Pritchett, Siler & Hardy during 2004 which constituted other fees.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee's policy is to pre-approve all audit, audit-related and non-audit services to be provided by the independent auditors and adopt and implement policies for such pre-approval. Independent auditors shall not be engaged to perform specific non-audit services proscribed by law or regulation. The Committee may delegate pre-approval authority to a member of the Committee. The decisions of any Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

All engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Arlington Heights, State of Illinois, on March 30, 2005.


                                              TECHALT, INC.

                                              By: /s/ James E. Solomon
                                                 -------------------------------
                                                 James E. Solomon
                                                 Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 2005.


Signature                                  Title

/s/ James E. Solomon                       Chairman and C.E.O
--------------------------------------
James E. Solomon

/s/ James Hurley                           Chief Financial Officer
--------------------------------------
James Hurley

/s/ C. Pete Ashi                           Director
--------------------------------------
C. Pete Ashi

/s/ George Loera                           Director
--------------------------------------
George Loera

                                  EXHIBIT INDEX

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
   2.1            Form of Agreement and Plan of Merger     Incorporated by reference toExhibit
                                                           2.1 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
   3.1(i)         Articles of Incorporation                Incorporated by reference to Exhibit
                                                           3.1 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.2(i)         Certificate of Amendment to the          Incorporated by reference to Exhibit
                  Articles of Incorporation                3.2 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.3(i)         Certificate of Amendment to the          Incorporate by reference to Exhibit
                  Articles of Incorporation                3.3(i) of the Company's SB-2
                                                           Registration Statement filed
                                                           November 15, 2004
-----------------------------------------------------------------------------------------------
   3.4(ii)        Bylaws                                   Incorporated by reference to Exhibit
                                                           3.3 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.5(ii)        Amended Bylaws                           Incorporated by reference to Exhibit
                                                           3.2 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.1            Certificate of Designation               Incorporated by reference to Exhibit
                                                           4.1 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.2            Amended Certificate of Designation       Incorporated by reference to Exhibit
                                                           4.2 the Company's Form SB-2/A filed
                                                           February 17, 2005
-----------------------------------------------------------------------------------------------
   4.3            Form of Securities Purchase Agreement    Incorporated by reference to Exhibit
                                                           10.3 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.4            Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                                                           10.4 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.5            Form of Warrant                          Incorporated by reference to Exhibit
                                                           10.5 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.6            Form of Additional Warrant               Incorporated by reference to Exhibit
                                                           10.6 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.7            Form of Additional Investment Right      Incorporated by reference to Exhibit
                                                           10.8 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.8            Form of Lock-Up Agreement                Incorporated by reference to Exhibit
                                                           10.7 of the Company's Form 8-K filed

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.9            Form of Warrant issued to Paul Masanek   Incorporated by reference to Exhibit
                                                           4.1 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.10            Form of Secured Convertible Prom. Note   Incorporated by reference to Exhibit
                                                           4.2 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.11            Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                  with Paul Masanek and Services           4.3 of the Company's Form 8-K filed
                  By Designwise, Ltd.                      December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.12            Form of Right of First Refusal           Incorporated by reference to Exhibit
                  Agreement                                4.4 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  10.1            Employment Agreement with                Incorporated by reference to Exhibit
                  James E. Solomon                         10.2 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
  10.2            Intellectual Property License Agreement  Incorporated by reference to Exhibit
                                                           10.1 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
  10.3            Financial Advisory and Investment        Incorporated by reference to Exhibit
                  Banking Agreement with                   10.3 of the Company's Form SB-2
                  Sunrise Securities Corp.                 Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.4            Public Relations Retainer Agreement      Incorporated by reference to Exhibit
                  with with Sunrise Financial Group, Inc.  10.4 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.5            Base Agreement with International        Incorporated by reference to Exhibit
                  Business Machines Corporation            10.5 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.6            IBM Solutions Engagement Agreement       Incorporated by reference to Exhibit
                  Statement of Work                        10.6 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.7            Arias Technology Corporation, Inc.,      Incorporated by reference to Exhibit
                  Agreement for Consulting Services        10.7 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.8            TechAlt/Arias Statement of Work          Incorporated by reference to Exhibit
                                                           10.8 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.9            Form of Agreement to Rescind             Incorporated by reference to Exhibit
                  Intellectual Property License Agreement  10.1 of the Company's Form 8-K filed
                                                           December 21, 2004.

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.10            Form of Sales Agreement                  Incorporated by reference to Exhibit
                                                           10.2 of the Company's Form 8-K filed
-----------------------------------------------------------------------------------------------
 10.11            Form of Security Agreement               Incorporated by reference to Exhibit
                                                           10.3 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.12            Form of Settlement Agreement             Incorporated by reference to Exhibit
                                                           10.4 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.13            Form of Technology Assignment            Incorporated by reference to Exhibit
                  and Bill of Sale                         10.5 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.14            Form of Escrow Agreement                 Incorporated by reference to Exhibit
                                                           10.6 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.15            Form of Consulting Agreement             Incorporated by reference to Exhibit
                                                           10.7 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.16            Form of Waiver and Amendment             Incorporated by reference to Exhibit
                  Agreement                                10.16 the Company's Form SB-2/A
                                                           filed February 17, 2005
-----------------------------------------------------------------------------------------------
    13            Quarterly Reports, Form 10-QSB           Incorporated by reference to the
                                                           Form 10-QSB Quarterly Reports filed
                                                           by the Company on November 15, 2004;
                                                           August 16, 2004; and July 13, 2004
-----------------------------------------------------------------------------------------------
    14            Code of Ethics                           Attached
-----------------------------------------------------------------------------------------------
    21            Subsidiaries of the Registrant           Attached
                  independent registered public
                  accountants
-----------------------------------------------------------------------------------------------
  31.1            Certification of CEO pursuant to         Attached
                  Section 302 of the Sarbanes-Oxley Act
-----------------------------------------------------------------------------------------------
  31.2            Certification of CFO pursuant to         Attached
                  Section 302 of the Sarbanes-Oxley Act
-----------------------------------------------------------------------------------------------
    32            Certification of CEO and CFO pursuant    Attached
                  to Section 906 of the Sarbanes-Oxley Act