Form 10QSB
period 2005-03-31
TechAlt, Inc.
filed 2005-05-16
CIK 1097945

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
Yes ☒ No ☐

The number of shares of the Company's common stock outstanding on March 31, 2005: 13,365,972

TECHALT, INC.
FORM 10-QSB

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Controls and Procedures

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TechAlt, Inc. and Subsidiary
CondensedConsolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current assets
Cash and cash equivalents	$241,320	$1,202,748
Accounts receivable, net of allowance of $28,000 at March 31, 2005 and December 31, 2004	541,680	96,319
Inventory	407,016	208,800
Prepaid expenses and other current assets	67,740	130,405
Total current assets	1,257,756	1,638,272
Property and equipment, net	196,635	120,228

Total assets	$1,454,391	$1,758,500

Current liabilities
Accounts payable	$683,461	$393,513
Accounts payable - related parties	246,346	203,576
Accrued liabilities	109,531	246,212
Deferred revenue	795,050	1,051,280
Current portion of notes payable to bank	24,090	21,508
Advances due to officer	163,159	138,780
Current portion of note payable due to affiliate of shareholder	650,000	650,000
Accrued preferred stock dividends	65,349	12,131
Total current liabilities	2,736,986	2,717,000
Notes payable to bank, net of current portion	24,839	32,693
Note payable to affiliate of shareholder, net of current portion	500,000	500,000
Total liabilities	3,261,825	3,249,693

Commitments (Note 3)

Stockholders' Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, of which, 4,820,000 million are authorized and designated as Series A Preferred Stock, 4,816,260 and 3,935,000 shares issued and outstanding, liquidation preference of $9,632,520 and $7,870,000 at March 31, 2005 and December 31, 2004, respectively	4,816	3,935
Common stock, $0.001 par value, 500,000,000 shares authorized, 13,305,972 and 13,234,800 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	13,306	13,235
Common stock issuable, $0.001 par value (169,577 shares)	170	-
Additional paid-in capital	4,832,424	3,946,378
Deferred stock-based consulting	(91,667)	(129,792)
Accumulated deficit	(6,566,483)	(5,324,949)
Total stockholders' deficit	(1,807,434)	(1,491,193)

Total liabilities and stockholders' deficit	$1,454,391	$1,758,500

See accompanying notes to condensed consolidated financial statements.

TechAlt, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2005	2004

Revenue	$996,382	$59,089
Cost of goods sold	489,523	24,860
Gross profit	506,859	34,229
Operating expenses
General and administrative	755,372	159,935
Research and development	469,928	9,430
Business development	456,997	34,102
Total operating expenses	1,682,297	203,467

Loss from operations before interest	(1,175,438)	(169,238)
Interest expense, net	(13,272)	-

Net loss	(1,188,710)	(169,238)

Preferred stock dividends	(52,824)	-

Net loss attributable to holders of common stock	$(1,241,534)	$(169,238)

Basic and diluted net loss attributable to holders of common stock	$(0.09)	$(0.02)

Weighted average shares used in computing loss per share	13,358,770	9,544,000

See accompanying notes to condensed consolidated financial statements.

TechAlt, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,188,710)	$(169,238)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	20,101	3,879
Amortization of deferred stock-based compensation	38,125	-
Changes in operating assets and liabilities:
Accounts receivable	(445,361)	9,065
Inventory	(198,216)	-
Prepaid expenses and other current assets	62,665	(41,361)
Accounts payable and accounts payable - related party	339,020	67,557
Accrued liabilities	(136,681)	(4,887)
Deferred revenue	(256,230)	-
Net cash used by operating activities	(1,765,287)	(134,985)
Cash flows from investing activities:
Purchase of property, plant & equipment	(96,508)	-
Net cash used by investing activities	(96,508)	-
Cash flows from financing activities:
Excess of checks issued over bank balance	-	(2,342)
Principal payments on notes payable to bank	(5,272)	-
Proceeds from sale of preferred stock	881,260	-
Increase in advances due to officer	24,379	3,000
Increase in amounts payable to affilitate of shareholder	-	134,327
Net cash provided by financing activities	900,367	134,985

Net increase (decrease) in cash and cash equivalents	(961,428)	-

Cash and cash equivalents, beginning of period	1,202,748	-

Cash and cash equivalents, end of period	$241,320	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,649	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities
Common stock issued for preferred stock dividends	$5,907	$-

See accompanying notes to condensed consolidated financial statements.

TECHALT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - TechAlt, Inc. (“TechAlt”) was organized under the laws of the State of Nevada in 1994, and effective October 15, 2004, changed its name from Dendo Global Corp. (“Dendo”) to TechAlt. As more fully described in Note 2, in December 2004, Technology Alternatives, Inc. (“TAI”) became a wholly-owned subsidiary of TechAlt. The transaction, in which a wholly-owned subsidiary of TechAlt, TechAlt Acquisitions, Inc., was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control. Inasmuch as the former TAI shareholders own a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes. The consolidated financial statements after the transaction consist of the historical financial statements of TAI, together with the operations of TechAlt from August 24, 2004, the date of the License Agreement, as more fully described in Note 2.

DESCRIPTION OF BUSINESS - TechAlt and its subsidiary, TAI, (together, the “Company”) is engaged in the sale of portable wireless communications solutions used by emergency first responders for interagency interoperability, communication and collaboration used in Homeland security, emergency medical and disaster response. Sales of these products are generally made to an independent contractor hired by local, state or federal agencies.

BASIS OF PRESENTATION AND GOING CONCERN - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, including a net loss for the year ended December 31, 2004 of $4,104,201, cash used by operations for the year ended December 31, 2004 of $2,489,809, and has a working capital deficit of $1,078,728 and a stockholders' deficit of $1,491,193 at December 31, 2004. During the three months ended March 31, 2005, the Company incurred a net loss of $1,188,710, cash used by operations of $1,765,287, and has a working capital deficit of $1,479,230 and a stockholders’ deficit of $1,807,434 at March 31, 2005. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, additional equity or debt financing activities, the expansion of bank and vendor financing and cash flows generated from sales activities all of which, management believes will provide the Company the ability to continue as a going concern.

BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and of Regulation SB. Accordingly, information and certain note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “2004 Form 10-KSB”). The accompanying financial information as of December 31, 2004 has been derived from audited financial statements. Operating results for interim periods in 2005, are not necessarily indicative of future results that may be expected for the year ending December 31, 2005.

PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of TechAlt, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in 2004 and 2005 include valuation of accounts receivable, valuation of inventory, valuation of acquired intangible assets, valuation of capital stock and warrants issued for services and income taxes including the valuation of deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION - The Company recognizes revenue when there is persuasive evidence of an arrangement, products have been delivered or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery terms are generally FOB shipping point, typically the Company's facility. The Company reduces revenue for estimated customer returns and other allowances when reasonably known. Amounts billed in advance of revenue recognition are included in deferred revenue.

Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer's final acceptance. Revenue from sales of software licenses and software maintenance subscriptions are recognized on a straight-line basis over the subscription term.

STOCK BASED COMPENSATION - The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

LOSS PER SHARE - The computation of net loss per share attributable to holders of common stock is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net loss is increased by preferred stock dividends (paid or payable) in the computation of net loss per share attributable to holders of common stock. Dilutive loss per share is not presented as the effects of including common stock equivalent shares, which there were none during the three months ended March 31, 2004, would be anti-dilutive for all periods presented. Computations of net loss per share for the year ended March 31, 2005, exclude 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock, 1,150,000 common shares potentially issuable pursuant to a convertible promissory note and 12,915,772 common shares issuable upon exercise of outstanding warrants and options. Such common stock equivalents may dilute future earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123 and supercedes APB Opinion No. 25, and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

RECLASSIFICATIONS - Certain amounts in 2004 financial statements have been reclassified to conform with 2005 classifications.

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

Agreement and Plan of Merger- Pursuant to the Merger Agreement, all of the shares of common stock of TAI (all of which were owned by Solomon and Masanek) were exchanged for 9,544,000 shares of common stock of TechAlt. TechAlt Acquisitions, Inc., a wholly-owned subsidiary of TechAlt, was merged with and into TAI, with TAI becoming a wholly-owned subsidiary of TechAlt (the "Merger"). Upon consummation of the Merger, Solomon and Masanek together own approximately 83% of the voting common stock of the merged entity and obtained management control and the shareholders of TechAlt prior to the License Agreement own approximately 17%. The transaction, in which TechAlt Acquisitions, Inc. was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control as of the August 24, 2004 license date and the Company is deemed to have issued 1,656,000 common shares to the shareholders of TechAlt. Inasmuch as the former TAI shareholders own a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes

Settlement Agreement - Pursuant to terms of the Settlement Agreement between TechAlt and Masanek, among other things, (i) the License Agreement entered into between TechAlt and TAI in August 2004 was rescinded, which rescission included rescinding the 10,044,000 shares of TechAlt common stock issued pursuant to the License agreement, (ii) TechAlt paid Masanek $650,000 cash, (iii) TechAlt and Masanek entered into Sales, Consulting, Registration Rights, Right of First Refusal and Escrow Agreements, (iv) TechAlt issued a Convertible Promissory Note for $1,150,000 to Services by Designwise, Ltd. ("SBD"), a company owned by Masanek, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of TechAlt common stock on the basis of $1.00 per share, and secured by substantially all assets of TechAlt, (v) TechAlt issued warrants to Masanek for the right to purchase for a period of five years 750,000 shares of TechAlt common stock for $1.00 per share with a cashless exercise provision, (vi) TechAlt received from SBD the assignment of all right, title and interests in certain intellectual property and inventory of SBD relating to In-Car Based Communications Data Capture and Video Systems, (vii) TechAlt paid $140,000 for the attorneys fees of Masanek, (viii) settlement of certain claims made by Masanek against TechAlt and others in a lawsuit filed in the Circuit Court of Cook County, Illinois, (ix) the Company entered into a 3 year sales agreement with a commitment for the Company to purchase from SBD $1,250,000 of equipment inventory per year plus pay 6.25% to 6.75% royalties on certain third party supplied goods, and (x) a consulting agreement for which the Company will pay SBD $25,000 for the first four months and $6,250 per month for the next 32 months plus other benefits.

License Agreement - On August 20, 2004, Dendo and its then majority (52%) shareholder and sole member of its board of directors entered into an Intellectual Property License Agreement with Technology Alternatives, Inc. ("TAI"), which agreement (the "License Agreement") was consummated on August 24, 2004. Pursuant to the License Agreement, in exchange for the issuance of 10,044,000 shares of Company common stock ("Common Stock"), the Company licensed certain intellectual property owned by TAI. The initial term of the License was 6 months, automatically extended for additional 6 month terms until terminated by mutual agreement. In connection with the License Agreement the Company made payments to former Dendo shareholders of approximately $77,000 for the cancellation of 27,219,000 shares of Dendo common stock. After issuance of shares and cancellation of shares in connection with the License Agreement, TAI owned 4 million shares of the 12 million total outstanding and Solomon, directly or beneficially owned an additional approximately 4.5 million shares. In certain circumstances, Solomon, voting shares directly or beneficially owned, along with voting shares beneficially owned by TAI, had control to vote approximately 71% of the Company's outstanding common shares

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Compensation Agreement- In August 2004, the Company entered into an Employment Agreement with Solomon, pursuant to which Solomon is to be employed by the Company as Chief Executive Officer for an initial period of 3 years, which period shall be automatically renewed until terminated by the Company. The Employment Agreement provides for annual compensation of $175,000, an opportunity for Solomon to earn additional annual bonuses upon the Company attaining certain financial targets, and for the Company to grant Solomon options to purchase up to 1 million shares of Company common stock at an exercise price being fair value at date of grant, subject to vesting (these options have not been granted as of March 31, 2005).

In connection with an investment banking agreement, at March 31, 2005 the Company had issued 45,200 common shares and had issuable 169,577 common shares and warrants to purchase 195,252 common shares at $0.50 exercisable for four years. The $107,388 value of the common stock based on the valuation of $0.50 per share and $12,737 value of the common stock warrants (based on a Black-Scholes valuation using zero dividends and zero volatility, interest rate of 3.48% and term of 4 years) was treated as offering costs deducted from Series A funds raised as a charge of additional paid-in-capital. (see Note 4)

Business Development Agreement - During the three months ended March 31, 2005, the Company entered into a one-year Business Development Agreement with a financial advisor, which replaced the Company’s prior agreement with the advisor and one of its affiliates. Pursuant to terms of the Business Development Agreement, the Company paid $290,000 and issued a total of 600,000 shares of its common stock and 570,000 warrants to purchase Company common stock at a price of $1.00 per share with a four-year term, which were recorded at December 31, 2004. In addition, the Company has agreed to pay fees for future financing funds received by the Company during the agreement term of cash equal to 10% of future financing proceeds received and 10% of the securities issued in the financing

Public Relations Agreement -In connection with a one-year Public Relations Agreement entered into in November 2004, the Company agreed to issue 240,000 common shares valued at $120,000 and warrants to purchase 500,000 common shares at $0.50 per share and warrants to purchase 500,000 common shares at $1.00 per share. The warrants were valued at $32,500, determined utilizing the Black-Scholes valuation model. The total value of $152,500 was initially deferred as a component of stockholders’ equity and is being amortized over the one-year term. During the three months ended March 31, 2005, amortization expense was $38,125.

Contract to Supply Equipment to Cook County - In July 2004, the Company was awarded a contract to supply certain equipment, software and services to a contractor doing business with Cook County Commissioners Office. The Cook County Commissioners Office approved a plan to implement a county-wide wireless communications system. A grant of approximately $13 million from the Urban Area Security Initiative of the Department of Homeland Security has been accepted to fund the project. An additional grant of approximately $17 million has also been approved for the second phase of the project. The contract is anticipated to result in future Company revenues of approximately $9 million.

Agreement with IBM - In October 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. The SOW serves as the Company's official notice and authorization to begin implementation of and billing for the project. Pursuant to terms of the SOW, the Company will be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it is to receive payments of approximately $2.9 million. During December 2004, the Company received approximately $1 million from IBM, which the Company has recorded as deferred revenue at December 31, 2004. During the three months ended March 31, 2005, the Company received additional payments of $100,000, and recognized $351,510 of deferred revenue.

In March 2005, TechAlt entered into an operating lease for equipment to be used in a multi-city demo network. The total value of the equipment was $670,000. The term of the lease is twenty-four months with monthly lease payments of $7,600.

Registration Statement on Form SB-2 - The Company has filed a Registration Statement, as amended, on Form SB-2 with the Securities and Exchange Commission, which as of May 15, 2005 has not been declared effective, regarding registration of approximately 41.6 million shares of Company common stock to be sold by certain stockholders. The selling stockholders will offer common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from sales of common stock by selling stockholders. Shares of Company common stock are not currently quoted on any exchange or over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board.

NOTE 4 - STOCKHOLDERS’ EQUTIY

Series A Convertible Preferred Stock, Warrants and Additional Investment Rights - During the year ended December 31, 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $3,835,000, the Company sold 3,835,000 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 7,670,000 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision for the period ending five years from issuance (the "Warrants") and Additional Investment Rights to purchase 65,000 additional shares of Series A Preferred with 130,000 warrants at a purchase price of $1.00 per share (the "Series A Preferred Rights") (the "Offering"). Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock, at a conversion price of $0.50 per common share, the price determined by Company management to represent the fair value of such stock at the issuance date. The Series A Preferred holders have voting rights on an as converted basis. The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines. An additional 820,000 Series A Preferred were authorized in December 2004.

During the three months ended March 31, 2005, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $881,260 the Company sold 881,260 shares of its Series A Preferred (purchase price of $1.00 per share) and Warrants to purchase 1,762,520 shares of the Company’s common stock.

Terms of Series A Preferred provides for, among other things, cumulative dividends to be paid to holders at a rate of 5% per annum, which accumulate daily from issuance date and payable quarterly, in certain circumstances payable in the Company's common stock, each preferred share to be convertible into 2 shares of Company common stock, subject to anti-dilution conversion rate adjustments, a $2.00 per share liquidation preference amount, if common stock dividends are declared. Series A receives the same on an as converted basis, voting rights on an as converted basis, and limits payment of dividends on common stock until certain financial targets are met.

Common Stock - In 2004, as amended in February 2005, 400,000 shares were issued and 100,000 were issuable at December 31, 2004 (and issued in 2005) under an agreement for capital raising services and 100,000 shares were issued for cash of $50,000 to a financial consultant. The shares for services were valued at $250,000 based on the $.50 per share common stock valuation from contemporaneous issuances and conversion terms of the Series A Preferred. The $250,000 was charged to additional paid-in capital as a Series A Preferred offering cost.

At December 31, 2004, the Company has 240,000 common shares issuable valued at $120,000 based on the valuation of common stock at $.50 per share, issuable pursuant to a Public Relations Agreement. The $120,000 is deferred as a component of equity to be amortized over the one-year term of the agreement. Amortization was $38,125 and $0 during the three months ended March 31, 2005 and 2004, respectively.

During the period ending March 31, 2005, 45,200 common shares were issued and 169,577 are issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares are valued at the $0.50 per share common stock valuation or an aggregate $107,388 which was charged to additional paid-in-capital as an offering cost. (see Note 3)

On March 29, 2005, the Board of Directors of TechAlt approved the 2005 Stock Option Plan (the "Plan") and the forms of Non-Qualified Stock Option Agreement ("NQA") and Incentive Stock Option Agreement ("ISOA") to provide additional incentives to key employees, officers, directors and independent contractors of TechAlt and any Parent or Subsidiary it may at any time have, thereby helping to attract and retain the best available personnel for positions of responsibility with those entities and otherwise promoting the success of the business activities of such entities. It is intended that options issued under the Plan constitute either incentive stock options or nonqualified stock options. The maximum number of shares that may be optioned and sold under the Plan is the greater of (i) five million (5,000,000) shares of Common Stock of the Company, subject to adjustment, or (ii) twenty percent of the total number of shares of Common Stock that would be outstanding if each class of the Company's stock (including each class of preferred stock) were converted into shares of Common Stock. The Plan is administered by the Board directly, acting as a Committee of the whole, or if the Board elects, by a separate Committee appointed by the Board for that purpose and consisting of at least two Board members, all of whom shall be Non-Employee Director. The adoption of the Plan is subject to ratification by the affirmative vote of the holders of a majority of the shares of Common Stock represented in person or by proxy at a duly convened meeting of the shareholders of the Company, which ratification shall occur within twelve (12) months before or after the date of adoption of the Plan by the Board.

NOTE 5 - RELATED PARTY TRANSACTIONS

Purchases of equipment from SBD included in cost of goods sold during the three months ended March 31, 2005 and 2004 approximated $218,000 and $67,000, respectively. Additionally, during the three months ended March 31, 2005 and 2004 the Company incurred consulting fees payable to SBD of approximately $48,000 and $103,000. The amounts are included in general and administrative expenses on the accompanying financial statements. At March 31, 2005 and December 31, 2004, the Company had accounts payable to SBD of approximately $158,000 and $14,000, respectively, which is included in accounts payable-related party.

Advances payable to the Company's Chairman & Chief Executive Officer and 55% founding shareholder was $163,259 and $138,780 at March 31, 2005 and December 31, 2004, respectively. These advances are due on demand, unsecured and non-interest bearing.

An officer of the Company is also a principal owner of a law firm that provides services to the Company. Expenses incurred to this law firm were approximately $210,000 and $0 during the three months ended March 31, 2005 and 2004, respectively. Accounts payable of approximately $89,000 was due to this law firm at March 31, 2005 and $190,000 at December 31, 2004, and included in accounts payable-related party.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB and the Company’s financial statements and management’s discussion and analysis of financial condition and results of operations included in the Company’s 2004 Annual Report on Form 10-KSB. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under "Risk Factors" in the Company’s Annual Report on Form 10-KSB, which investors are encouraged to read and consider.

When used in this report, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

OVERVIEW

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

SETTLEMENT AGREEMENT - Pursuant to terms of the Settlement Agreement between the TechAlt and Masanek, among other things, (i) the License Agreement entered into between TechAlt and TAI in August 2004 was rescinded, which rescission included rescinding the 10,044,000 shares of TechAlt common stock issued pursuant to the License agreement, (ii) TechAlt paid Masanek $650,000 cash, (iii) TechAlt and Masanek entered into Sales, Consulting, Registration Rights, Right of First Refusal and Escrow Agreements, (iv) TechAlt issued a Convertible Promissory Note for $1,150,000 to Services by Designwise, Ltd. ("SBD"), a company owned by Masanek, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of TechAlt common stock on the basis of $1.00 per share, and secured by substantially all assets of TechAlt, (v) TechAlt issued warrants to Masanek for the right to purchase for a period of five years 750,000 shares of TechAlt common stock for $1.00 per share with a cashless exercise provision, (vi) TechAlt received from SBD the assignment of all right, title and interests in certain intellectual property and inventory of SBD relating to In-Car Based Communications Data Capture and Video, (vii) TechAlt paid $140,000 for the attorneys fees of Masanek, and (viii) settlement of certain claims made by Masanek against TechAlt and others in a lawsuit filed in the Circuit Court of Cook County, Illinois, (ix) the Company entered into a 3 year sales agreement with a commitment for the Company to purchase from SBD $1,250,000 of equipment inventory per year plus pay 6.25% to 6.75% royalties on certain third party supplied goods, and (x) a consulting agreement for which the Company will pay SBD $25,000 for the first four months and $6,250 per month for the next 32 months plus other benefits.

SALE OF SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS - Through March 31, 2005, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $4,816,000, before offering costs, the Company sold 4,816,260 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred") and warrants to purchase 9,632,520 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision (the "Warrants"). Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock. The Series A Preferred contain registration rights and damages of up to 3% per month based on filing and effectiveness deadlines.

Terms of Series A Preferred provides for, among other things, cumulative dividends to be paid to holders at a rate of 5% per annum, which accumulate daily from issuance date and payable quarterly, in certain circumstances payable in the Company's common stock, each preferred share to be convertible into two shares of Company common stock, subject to anti-dilution conversion rate adjustments, a $2.00 per share liquidation preference amount, if common stock dividends are declared, Series A receives the same on an as converted basis, voting rights on an as-converted basis and limits payment of dividends on common stock until certain financial targets are met.

REGISTRATION STATEMENT ON FORM SB-2 - The Company has filed a Registration Statement, as amended, on Form SB-2 with the Securities and Exchange Commission, which as of May 15, 2005 has not been declared effective, regarding the registration of approximately 41.6 million shares of TAI's common stock to be sold by TechAlt and certain TechAlt stockholders. The selling stockholders will offer the common stock in amounts, at prices and on terms to be determined at the time of the offering. TechAlt will not receive any proceeds from sales of common stock by selling stockholders. Shares of TechAlt common stock are not currently quoted on any exchange or the over-the-counter bulletin board market. TechAlt has applied for trading of its common stock on the over-the-counter bulletin board.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition as of March 31, 2005, and results of operations for the three months ended March 31, 2005 and 2004.

Revenue increased to $996,382 during the three months ended March 31, 2005 as compared to $59,089 during the comparative prior year period. The increase in revenues was primarily attributable to revenues recognized from the contract with IBM during 2005.

Cost of goods sold increased to $489,523 during the three months ended March 31, 2005 as compared to $24,860 during the comparative prior year period. As a percent of sales, cost of goods sold was 49% and 42% during the three months ended March 31, 2005 and 2004, respectively. The increase in cost of goods sold as a percent of sales (and related decrease in gross profit percentage to 41% from 48%) was due to higher costs in the initial start up of the product line being sold under the IBM Contract.

General and administrative expenses increased to $755,372 during the three months ended March 31, 2005 as compared to $159,935 during the comparative prior year period. The increase in general and administrative expenses was primarily due to increased personnel and related costs and increased legal and accounting fees.

Research and development expenses increased to $469,928 during the three months ended March 31, 2005 as compared to $9,430 during the comparative prior year period. The increase in research and development expenses was primarily due to additional personnel and related costs, increased expenditures for application development costs for the VDS (Video Digital System) unit, and for set-up of demonstration vehicles.

Business development expenses increased to $456,997 during the three months ended March 31, 2005 as compared to $34,102 during the comparative prior year period. The increase in business development expenses, which includes sales and marketing, was primarily due to additional sales personnel and related costs, and increased levels of public relations expenditures.

LIQUIDITY AND CAPITAL RESOURCES

During the three-months ended March 31, 2005, cash used by operating activities was $1,765,287 as compared to cash used of $134,985 during the comparative prior year period. The increase in cash used by operating activities was primarily due to the increase in net loss to $1,188,710, a $1,019,472 increase, as further increased by changes in operating assets and liabilities, most significant of which were increases in accounts receivable and inventories.

Cash used in investing activities was approximately $96,508 during the three months ended March 31, 2005 for the acquisition of property and equipment versus $0 in the comparative prior year period.

Cash provided by financing activities for the three-months ended March 31, 2005 was $900,367, resulting primarily from $881,260 proceeds received from sale of 881,260 shares of Series A Convertible Preferred Stock and warrants to purchase 1,760,000 shares of TechAlt common stock for $1.00 per share. Cash provided by financing activities for the three-months ended March 31, 2004 was $134,985, primarily consisting of an increase in amounts payable to an affiliate of a shareholder.

Off-Balance sheet arrangements - The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES - Since inception, the Company has incurred losses. Operating expenses are expected to increase significantly as the Company expands its sales and marketing efforts and otherwise supports its expected growth. Given these planned expenditures, the Company may incur additional losses in the near future. The Company needs additional financing and could be required to cut back or stop operations if sufficient funding is not raised. The Company's ability to continue operations will depend on positive cash flow, if any, from future operations and its ability to raise additional funds through equity or debt financing. While, Company management anticipates that cash to be received in the future resulting from the Agreement with IBM, and additional cash to be received from private and institutional investors will be sufficient to fund our current operations and capital requirements for the next 12 months, there can be no assurance that such amounts will be realized.

As disclosed in report of Independent Registered Public Accounting Firm on the Company's financial statements for the years ended December 31, 2004 and 2003 included in the Company’s 2004 Annual Report on Form 10-K, these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from these uncertainties.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which among other things, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during reporting periods. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies applied in 2005 and 2004 financial statements include accounting for revenue recognition, accounting for research and development costs, accounting for non-cash issuances of capital stock and accounting for income taxes.

REVENUE RECOGNITION - The Company recognizes revenue when there is persuasive evidence of an arrangement, products have been delivered or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery terms are generally FOB shipping point, typically the Company's facility. The Company reduces revenue for estimated customer returns and other allowances when reasonably known. Amounts billed in advance of revenue recognition are included in deferred revenue. Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer's final acceptance. Revenue from sales of software licenses and software maintenance subscriptions are recognized on a straight-line basis over the subscription term.

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

STOCK BASED COMPENSATION - The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

INCOME TAXES - The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger

3.1(i)	Articles of Incorporation

3.2(i)	Certificate of Amendment to the Articles of Incorporation

3.3(i)	Certificate of Amendment to the Articles of Incorporation

3.4(ii)	Bylaws

3.5(ii)	Amended Bylaws

4.1	Certificate of Designation

4.2	Amended Certificate of Designation

4.3	Form of Securities Purchase Agreement

4.4	Form of Registration Rights Agreement

4.5	Form of Warrant

4.6	Form of Additional Warrant

4.7	Form of Additional Investment Right

4.8	Form of Lock-Up Agreement

4.9	Form of Warrant issued to Paul Masanek

4.10	Secured Convertible Promissory Note

4.11	Form of Registration Rights Agreement with Paul Masanek and Services By Designwise, Ltd.

4.12	Form of Right of First Refusal Agreement

4.13	Form of Non-Qualified Stock Option Agreement

4.14	Form of Incentive Stock Option Agreement

4.15	Form of Excipio Group, S.A. Warrant

10.1	Employment Agreement with James E. Solomon

10.2	Intellectual Property License Agreement

10.3	Financial Advisory and Investment Banking Agreement with Sunrise Securities Corp.

10.4	Public Relations Retainer Agreement with with Sunrise Financial Group, Inc.

10.5	Base Agreement with International Business Machines Corporation

10.6	IBM Solutions Engagement Agreement Statement of Work

10.7	Arias Technology Corporation, Inc., Agreement for Consulting Services

10.8	TechAlt/Arias Statement of Work

10.9	Form of Agreement to Rescind Intellectual Property License Agreement

10.10	Form of Sales Agreement

10.11	Form of Security Agreement

10.12	Form of Settlement Agreement

10.13	Form of Technology Assignment and Bill of Sale

10.14	Form of Escrow Agreement

10.15	Form of Consulting Agreement

10.16	Form of Waiver and Amendment Agreement

10.17	2005 Stock Option Plan

10.18	Business Development Agreement with Excipio Group, S.A.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

TECHALT, INC.

May 13, 2005	/s/ James E. Solomon
James E. Solomon
Chairman & Chief Executive Officer

May 13, 2005	/s/ James E. Solomon
James E. Solomon
Chairman & Chief Executive Officer (Principal Executive Officer)

May 13, 2005	/s/ James Hurley
James Hurley
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Form of Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed December 21, 2004.

3.1(i)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB filed October 29,1999

3.2(i)	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 of the Company's Form 10-SB filed October 29,1999

3.3(i)	Certificate of Amendment to the Articles of Incorporation	Incorporate by reference to Exhibit 3.3(i) of the Company’s SB-2 Registration Statement filed November 15, 2004

3.4(ii)	Bylaws	Incorporated by reference to Exhibit 3.3 of the Company's Form 10-SB filed October 29,1999

3.5(ii)	Amended Bylaws	Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed August 27, 2004

4.1	Certificate of Designation	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed August 27, 2004

4.2	Amended Certificate of Designation	Incorporated by reference to Exhibit 4.2 the Company’s Form SB-2/A filed February 17, 2005

4.3	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed August 27, 2004

4.4	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed August 27, 2004

4.5	Form of Warrant	Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed August 27, 2004

4.6	Form of Additional Warrant	Incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed August 27, 2004

4.7	Form of Additional Investment Right	Incorporated by reference to Exhibit 10.8 of the Company's Form 8-K filed August 27, 2004

4.8	Form of Lock-Up Agreement	Incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed August 27, 2004

4.9	Form of Warrant issued to Paul Masanek	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed December 21, 2004.

4.10	Form of Secured Convertible Prom. Note	Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed December 21, 2004.

4.11	Form of Registration Rights Agreement with Paul Masanek and Services By Designwise, Ltd.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed December 21, 2004.

4.12	Form of Right of First Refusal Agreement	Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed December 21, 2004.

4.13	Form of Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed April 4, 2005.

4.14	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed April 4, 2005.

4.15	Form of Excipio Group, S.A. Warrant	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed April 4, 2005.

10.1	Employment Agreement with James E. Solomon	Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed August 27, 2004

10.2	Intellectual Property License Agreement	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed August 27, 2004

10.3	Financial Advisory and Investment Banking Agreement with Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.3 of the Company's Form SB-2 Registration Statement filed November 15, 2004.

10.4	Public Relations Retainer Agreement with with Sunrise Financial Group, Inc.	Incorporated by reference to Exhibit 10.4 of the Company's Form SB-2 Registration Statement filed November 15, 2004.

10.5	Base Agreement with International Business Machines Corporation	Incorporated by reference to Exhibit 10.5 of the Company's Form SB-2 Registration Statement filed November 15, 2004.

10.6	IBM Solutions Engagement Agreement Statement of Work	Incorporated by reference to Exhibit 10.6 of the Company's Form SB-2 Registration Statement filed November 15, 2004.

10.7	Arias Technology Corporation, Inc., Agreement for Consulting Services	Incorporated by reference to Exhibit 10.7 of the Company's Form SB-2 Registration Statement filed November 15, 2004.

10.8	TechAlt/Arias Statement of Work	Incorporated by reference to Exhibit 10.8 of the Company's Form SB-2 Registration Statement filed November 15, 2004.

10.9	Form of Agreement to Rescind Intellectual Property License Agreement	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 21, 2004.

10.10	Form of Sales Agreement	Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 21, 2004.

10.11	Form of Security Agreement	Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 21, 2004.

10.12	Form of Settlement Agreement	Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed December 21, 2004.

10.13	Form of Technology Assignment and Bill of Sale	Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed December 21, 2004.

10.14	Form of Escrow Agreement	Incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed December 21, 2004.

10.15	Form of Consulting Agreement	Incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed December 21, 2004.

10.16	Form of Waiver and Amendment Agreement	Incorporated by reference to Exhibit 10.16 the Company’s Form SB-2/A filed February17, 2005

10.17	Form of 2005 Stock Option Plan	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed April 4, 2005.

10.18	Form of Business Development Agreement	Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed April 4, 2005.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached