Form 10QSB
period 2005-06-30
TechAlt, Inc.
filed 2005-08-16
CIK 1097945

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes [X ] No [   ]

The number of shares of the Company's common stock outstanding on June 30, 2005:
13,365,972

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

Item 5      Other Information

Item 6      Exhibits

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TECHALT, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                            June 30,
                                                                                              2005
                                                                                        ---------------
Current assets
  Cash and cash equivalents                                                             $            --
  Accounts receivable                                                                           580,248
  Inventory                                                                                     395,183
  Prepaid expenses and other current assets                                                      62,167
                                                                                        ---------------
          Total current assets                                                                1,037,598
Property and equipment, net                                                                     245,647
Other assets                                                                                     35,928
                                                                                        ---------------

           Total assets                                                                 $     1,319,173
                                                                                        ===============

Current liabilities
  Excess of checks issued over bank balance                                             $        18,777
  Notes payable to bank collateralized by accounts receivable                                   628,094
  Accounts payable                                                                            1,059,805
  Accounts payable - related parties                                                            346,670
  Accrued liabilities                                                                           434,039
  Deferred revenue                                                                              287,623
  Current portion of notes payable to bank                                                       26,672
  Advances due to officer                                                                       126,399
  Current portion of note payable due to affiliate of shareholder                               650,000
  Accrued preferred stock dividends                                                             124,600
                                                                                        ---------------
          Total current liabilities                                                           3,702,679
Notes payable to bank, net of current portion                                                    16,921
Note payable to affiliate of shareholder, net of current portion                                500,000
                                                                                        ---------------
          Total liabilities                                                                   4,219,600
                                                                                        ---------------

Commitments and contingencies (Note 3)

Series A Preferred stock subject to potential recission (Note 4)                              4,816,260
                                                                                        ---------------

Stockholders' Deficit
  Preferred stock, $0.001 par value, 100,000,000 shares authorized, of which,
    4,820,000 million are authorized and designated as Series A Preferred Stock,
    4,816,260 shares issued and outstanding, liquidation preference of $9,632,520                    --
  Common stock and additional paid-in capital, $0.001 par value,
    500,000,000 shares authorized, 13,307,719 shares issued and outstanding                      13,306
  Common stock issuable (169,577 shares)                                                            170
  Additional paid-in capital                                                                    397,980
  Deferred stock-based consulting                                                              (125,619)
  Accumulated deficit                                                                        (8,002,524)
                                                                                        ---------------
     Total stockholders' deficit                                                             (7,716,687)
                                                                                        ---------------

           Total liabilities and stockholders' deficit                                  $     1,319,173
                                                                                        ===============

     See accompanying notes to condensed consolidated financial statements.

                          TECHALT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended June 30,     Six months ended June 30,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
Revenue                                            $  1,318,938    $     64,760    $  2,315,320    $    123,849
Cost of goods sold                                      411,517          59,850         901,040          84,710
                                                   ------------    ------------    ------------    ------------
Gross profit                                            907,421           4,910       1,414,280          39,139
                                                   ------------    ------------    ------------    ------------
Operating expenses
  General and administrative                            856,056         205,145       1,611,428         365,080
  Research and development                              568,725          26,153       1,038,653          35,583
  Business development                                  639,688          33,456       1,096,685          67,558
                                                   ------------    ------------    ------------    ------------
     Total operating expenses                         2,064,469         264,754       3,746,766         468,221
                                                   ------------    ------------    ------------    ------------

Loss  from operations before interest                (1,157,048)       (259,844)     (2,332,486)       (429,082)
Interest expense, net                                   (15,855)             --         (29,127)             --
                                                   ------------    ------------    ------------    ------------

Net loss                                             (1,172,903)       (259,844)     (2,361,613)       (429,082)

Preferred stock dividends                               (59,251)             --        (112,075)             --
                                                   ------------    ------------    ------------    ------------

Net loss attributable to holders of common stock   $ (1,232,154)   $   (259,844)   $ (2,473,688)   $   (429,082)
                                                   ============    ============    ============    ============

Basic and diluted net loss per share
  attributable to holders of common stock          $      (0.09)   $      (0.03)   $      (0.18)   $      (0.04)
                                                   ============    ============    ============    ============


Weighted average shares used
  in computing loss per share                        13,477,296       9,544,000      13,418,033       9,544,000
                                                   ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                          TECHALT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six months ended June 30,
                                                                             --------------------------
                                                                                2005            2004
                                                                             -----------    -----------
Cash flows from operating activities:
 Net loss                                                                    $(2,361,613)   $  (429,082)
    Adjustments to reconcile net loss to net cash
      used  by operating activities:
        Depreciation expense                                                      56,425          7,759
        Amortization of deferred stock-based compensation                        177,573             --
        Decrease in provision for allowance for doubtful accounts                (28,000)            --
        Changes in operating assets and liabilities:
           Inventory                                                            (186,383)            --
           Accounts receivable                                                  (455,929)       (16,439)
          Prepaid expenses and other current assets                               32,310             --
          Accounts payable and accounts payable - related party                  815,688        345,010
          Accrued liabilities                                                    187,540         (4,308)
          Deferred revenue                                                      (763,657)            --
                                                                             -----------    -----------
               Net cash used in operating activities                          (2,526,046)       (97,060)
                                                                             -----------    -----------
Cash flows from investing activities:
     Purchase of property, plant & equipment                                    (181,844)        (2,759)
                                                                             -----------    -----------
          Net cash used in investing activities                                 (181,844)        (2,759)
                                                                             -----------    -----------
Cash flows from financing activities:
    Increase (decrease) in excess of checks issued over bank balance              18,777        (13,137)
    Proceeds from notes payable collateralized by accounts receivable, net       628,094             --
     Principal payments on notes payable to bank                                 (10,608)            --
     Proceeds from sale of preferred stock                                       881,260             --
     Increase (decrease) in advances due to officer                              (12,381)       127,994
                                                                             -----------    -----------
          Net cash provided  by financing activities                           1,505,142        114,857
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents                          (1,202,748)        15,038

Cash and cash equivalents, beginning of period                                 1,202,748             --
                                                                             -----------    -----------

Cash and cash equivalents, end of period                                     $        --    $    15,038
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                     $    35,846    $        --
                                                                             ===========    ===========
  Cash paid for income taxes                                                 $        --    $        --
                                                                             ===========    ===========

  Non-cash investing and financing activities
     Common stock issued for preferred stock dividends                       $    13,860    $        --
                                                                             ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                          TECHALT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT - As described in Note 4, in July 2005, Company management became aware of the possibility that holders of the Company's Series A Preferred Stock may be entitled to certain recission rights. As a result, the Company's December 31, 2004 consolidated balance sheet will be restated to reclassify the gross proceeds received from the sale of these securities out of stockholders' equity, where originally recorded, to the balance sheet classification "Series A Preferred Stock Subject to Recission" in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities. The consolidated statement of stockholders' equity for the year ended December 31, 2004 will similarly be restated for this reclassification. There was no effect on the Company's consolidated statements of operations or of cash flows. The Company is in the process of filing amendments to its December 31, 2004 Annual Report on Form 10-KSB and March 31, 2005 Quarterly Report on Form 10-QSB (for a similar adjustment) relating to this restatement.

Additionally, the Company is restating its December 31, 2004 and March 31, 2005 consolidated financial statements included in the aforementioned Form 10-KSB and Form 10-QSB amendments to be filed for the revaluation of warrants issued, which had been initially recorded using values determined utilizing the Black-Scholes valuation model with a volatility factor of 0%, and have been revised utilizing a volatility factor of 71%, determined based on average volatilities of other similar entities. The effect of the change in volatility factor resulted in an increase in settlement expense of $172,500, an increase in general and administrative expense of $32,025 (relating to amortization of increased deferred stock-based consulting), an increase in deferred stock-based consulting of $181,475, and an increase in additional paid-in capital of $395,000 as of and for the year ended December 31, 2004. The net effect on the Company's December 31, 2004 financial statements increased net loss by $213,525. The effect of the restatement also increased general and administrative expense by $51,000 and decreased deferred stock-based consulting by $51,000 as of and for the three months ended March 31, 2005. There was no effect on total stockholders' deficit or cash flows.

ORGANIZATION - TechAlt, Inc. ("TechAlt") was organized under the laws of the State of Nevada in 1994, and effective October 15, 2004, changed its name from Dendo Global Corp. ("Dendo") to TechAlt. As more fully described in Note 2, in December 2004, Technology Alternatives, Inc. ("TAI") became a wholly-owned subsidiary of TechAlt. The transaction, in which a wholly-owned subsidiary of TechAlt, TechAlt Acquisitions, Inc., was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control. Inasmuch as the former TAI shareholders own a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes. The consolidated financial statements after the transaction consist of the historical financial statements of TAI, together with the operations of TechAlt from August 24, 2004, the date of the License Agreement, as described in Note 2.

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

BASIS OF PRESENTATION AND GOING CONCERN - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, During the six months ended June 30, 2005, the Company incurred a net loss of $2,361,613, and its operating activities used cash of $2,526,046, and has a working capital deficit of $2,665,081 and a stockholders' deficit of $7,716,687 at June 30, 2005. In addition, as discussed in Note 3, a creditor, an affiliate of a greater than 10% shareholder, has provided notice of default to the Company and demanded possession of collateral, which includes substantially all Company assets, and as discussed in Note 4, certain investors may have recission rights. These factors and the company cash position, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Management's plans include, among other things, additional equity or debt financing, the expansion of bank and vendor financing and cash flows generated from sales activities all of which, management believes will provide the Company the ability to continue as a going concern.

BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and of Regulation SB. Accordingly, information and certain note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying statements. Operating results for interim periods in 2005, are not necessarily indicative of future results that may be expected for the year ending December 31, 2005. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "2004 Form 10-KSB") and Note 1 "RESTATEMENT" above.

PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of TechAlt, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in 2004 and 2005 include valuation of accounts receivable, valuation of inventory, valuation of acquired intangible assets, valuation of capital stock and warrants issued for services and income taxes, including the valuation of deferred tax assets. Actual results could differ from those estimates.

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

Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer's final acceptance. Revenue from sales of software licenses and software maintenance subscriptions, which to date have been insignificant, are recognized on a straight-line basis over the subscription term.

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

STOCK BASED COMPENSATION - The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. If the Company recorded stock-based compensation expense in accordance with SFAS No. 123, the net loss for the three and six month periods ended June 30, 2005 would have increased by approximately $1,186,000 from $1,172,903 and $2,361,613 to a pro forma net loss of $2,358,903 and $3,547,613, respectively. Basic and diluted net loss per share attributable to holders of common stock would have increased from $0.09 and $0.18 to $0.18 and $0.26 on a pro forma basis for the three and six months ended June 30, 2005, respectively.

LOSS PER SHARE - The computation of net loss per share attributable to holders of common stock is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net loss is increased by preferred stock dividends (paid or payable) in the computation of net loss per share attributable to holders of common stock. Dilutive loss per share is not presented as the effects of including common stock equivalent shares, which there were none during the six months ended June 30, 2004, would be anti-dilutive for all periods presented. Computations of net loss per share for the three and six months ended June 30, 2005, exclude 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock, 1,150,000 common shares potentially issuable pursuant to a convertible promissory note and 12,915,772 common shares issuable upon exercise of outstanding warrants. Such common stock equivalents may dilute future earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123 and supercedes APB Opinion No. 25, and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", (SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2007. The Company's results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

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

Agreement and Plan of Merger- Pursuant to the Merger Agreement, all of the shares of common stock of TAI (all of which were owned by Solomon and Masanek) were exchanged for 9,544,000 shares of common stock of TechAlt. TechAlt Acquisitions, Inc., a wholly-owned subsidiary of TechAlt, was merged with and into TAI, with TAI becoming a wholly-owned subsidiary of TechAlt (the "Merger"). Upon consummation of the Merger, Solomon and Masanek together own approximately 83% of the voting common stock of the merged entity and obtained management control and the shareholders of TechAlt prior to the License Agreement own approximately 17%. The transaction, in which TechAlt Acquisitions, Inc. was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control as of the August 24, 2004 license date and the Company is deemed to have issued 1,656,000 common shares to the shareholders of TechAlt. Inasmuch as the former TAI shareholders own a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes

Settlement Agreement - Pursuant to terms of the Settlement Agreement between TechAlt and Masanek, among other things, (i) the License Agreement entered into between TechAlt and TAI in August 2004 was rescinded, which rescission included rescinding the 10,044,000 shares of TechAlt common stock issued pursuant to the License agreement, (ii) TechAlt paid Masanek $650,000 cash, (iii) TechAlt and Masanek entered into Sales, Consulting, Registration Rights, Right of First Refusal and Escrow Agreements, (iv) TechAlt issued a Convertible Promissory Note for $1,150,000 to Services by Designwise, Ltd. ("SBD"), a company owned by Masanek, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of TechAlt common stock on the basis of $1.00 per share, and secured by substantially all assets of TechAlt, (v) TechAlt issued warrants to Masanek for the right to purchase for a period of five years 750,000 shares of TechAlt common stock for $1.00 per share with a cashless exercise provision, (vi) TechAlt received from SBD the assignment of all right, title and interests in certain intellectual property and inventory of SBD relating to In-Car Based Communications Data Capture and Video Systems,
(vii) TechAlt paid $140,000 for the attorneys fees of Masanek, (viii) settlement of certain claims made by Masanek against TechAlt and others in a lawsuit filed in the Circuit Court of Cook County, Illinois, (ix) the Company entered into a 3 year sales agreement with a commitment for the Company to purchase from SBD $1,250,000 of equipment inventory per year plus pay 6.25% to 6.75% royalties on certain third party supplied goods, and (x) a consulting agreement for which the Company will pay SBD $25,000 for the first four months and $6,250 per month for the next 32 months plus other benefits. Also see Note 3 regarding communications received from SBD in June and July 2005.

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

Bridge Loans - During the six months ended June 30, 2005, the Company entered into two short-term loans, one for $376,094 and the other for $252,000. The first loan is due July 6, 2005, which was paid on that date. The other loan is due August 6, 2005, which was paid on that date. Both loans were collateralized by all business assets, and in particular accounts receivable from one of the Company's customers.

Compensation Agreement - In August 2004, the Company entered into an Employment Agreement with Solomon, pursuant to which Solomon is to be employed by the Company as Chief Executive Officer for an initial period of 3 years, which period shall be automatically renewed until terminated by the Company. The Employment Agreement provides for annual compensation of $175,000, an opportunity for Solomon to earn additional annual bonuses upon the Company attaining certain financial targets, and for the Company to grant Solomon options to purchase up to 1 million shares of Company common stock at an exercise price being fair value at date of grant. In April 2005, the Company granted Solomon fully vested options with a 10 year term to purchase 1 million shares of Company common stock with an exercise price of $0.50 per share.

Investment Banking Agreement - In connection with an investment banking agreement, at March 31, 2005 the Company had issued 45,200 common shares and had issuable 169,577 common shares and warrants to purchase 195,252 common shares at $0.50 exercisable for four years. The $107,388 value of the common stock based on a value of $0.50 per share and $54,866 value of the common stock warrants (based on a Black-Scholes valuation using zero dividends and 71% volatility, interest rate of 4.15% and term of 4 years) was recorded as offering costs deducted from Series A funds raised as a charge to additional paid-in-capital. (See Note 4.)

Business Development Agreement - During the three months ended March 31, 2005, the Company entered into a one-year Business Development Agreement with a financial advisor, which replaced the Company's prior agreement with the advisor and one of its affiliates. Pursuant to terms of the Business Development Agreement, the Company paid $290,000 and issued a total of 600,000 shares of its common stock and 570,000 warrants to purchase Company common stock at a price of $1.00 per share with a four-year term, which were recorded at December 31, 2004. In addition, the Company has agreed to pay fees for future financing funds received by the Company during the agreement term of cash equal to 10% of future financing proceeds received and 10% of the securities issued in the financing

Public Relations Agreement - In connection with a one-year Public Relations Agreement entered into in 2004, the Company agreed to issue 240,000 common shares valued at $120,000 and warrants to purchase 500,000 common shares at $0.50 per share and warrants to purchase 500,000 common shares at $1.00 per share, which were recorded at December 31, 2004. The total estimated value of $251,000 was initially deferred as a component of stockholders' equity and is being amortized over the one-year term. During the six months ended June 30, 2005, amortization expense was $62,750.

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

Agreement with IBM - In October 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. The SOW serves as the Company's official notice and authorization to begin implementation of and billing for the project. Pursuant to terms of the SOW, the Company will be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it is to receive payments of approximately $2.9 million. During December 2004, the Company received approximately $1 million from IBM, which was recorded as deferred revenue at December 31, 2004. During the six months ended June 30, 2005, the Company received additional payments of $817,585, and recognized $1,610,656 of revenue.

Operating Lease Agreement - In March 2005, TechAlt entered into an operating lease for equipment to be used in a multi-city demo network. The total value of the equipment was $670,000. The term of the lease is twenty-four months with monthly lease payments of $7,600.

Registration Statement on Form SB-2 - The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding registration of approximately 40 million shares of Company common stock to be sold by certain stockholders. In July 2005, the Company withdrew this Registration Statement and is in the process of filing a new registration statement. It is expected that the selling stockholders will offer common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from sales of common stock by selling stockholders. Shares of Company common stock are not currently quoted on any exchange or over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board.

Communications received from SBD - On June 30, 2005, the Company received a letter from SBD claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1,150,000 promissory note. The Company engaged in discussions with SBD to resolve its claim of default and acceleration, however, on July 22, 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, good, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." Company management believes SBD's demand to be legally defective and without force or effect and intends to defend itself vigorously against any attempts by Masanek and/or SBD to secure possession of the Company's assets, in addition to pursuing in a court of law, if necessary, SBD, Masanek and his associates in connection with certain actions taken by them prior to the July 22, 2005 letter. The Company continues to be engaged in discussions to resolve this matter.

NOTE 4 - STOCKHOLDERS' EQUTIY

Series A Convertible  Preferred Stock, Warrants and Additional Investment Rights
- During the year ended December 31, 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $3,835,000, the Company sold 3,835,000 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 7,670,000 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision for the period ending five years from issuance (the "Warrants") and Additional
Investment Rights to purchase 65,000 additional shares of Series A Preferred with 130,000 warrants at a purchase price of $1.00 per share (the "Series A Preferred Rights"), all of such rights have been exercised. An additional 820,000 Series A Preferred were authorized in December 2004. Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock, at a conversion price of $0.50 per common share, the price determined by Company management to represent the fair value of such stock at the issuance date. The Series A Preferred holders have voting rights on an as converted basis. The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines. Included in general and administrative expenses for the three and six months ended June 30, 2005 is $300,000 relating to accrued damages.

During the three months ended March 31, 2005, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $881,260 the Company sold 881,260 shares of its Series A Preferred (purchase price of $1.00 per share) and Warrants to purchase 1,762,520 shares of the Company's common stock.

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

Series A Preferred Stock Subject to Potential Recission - In July 2005, Company management became aware that holders of 4,816,260 shares of the Company's Series A Preferred Stock (all outstanding shares) may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was originally filed by the Company in November 2004, and has subsequently been withdrawn. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock, which were the basis of the sale of additional shares of Series A Preferred Stock, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.


The Company is unable to predict if the investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, the price of the Company's common stock and other factors. These potential rescission rights could require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to utilize its available capital resources and obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.


For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the Company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. As of June 30, 2005, the Company's consolidated balance sheet reflects $4,816,260, as "Series A Preferred Stock Subject to Potential Rescission", in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

Common Stock - In 2004, as amended in February 2005, 400,000 shares were issued and 100,000 were issuable at December 31, 2004 (and issued in 2005) under an agreement for capital raising services and 100,000 shares were issued for cash of $50,000 to a financial consultant. The shares for services were valued at $250,000 based on the $.50 per share common stock value of contemporaneous issuances and conversion terms of the Series A Preferred. The $250,000 was charged to additional paid-in capital as a Series A Preferred offering cost.

During the period ending March 31, 2005, 45,200 common shares were issued and 169,577 are issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares were valued at $107,388 based on the $.50 per share common stock value of contemporaneous issuances and conversion terms of the Series A Preferred, and charged to additional paid-in-capital as an offering cost.

On March 29, 2005, the Board of Directors of TechAlt approved the 2005 Stock Option Plan (the "Plan") and the forms of Non-Qualified Stock Option Agreement ("NQA") and Incentive Stock Option Agreement ("ISOA") to provide additional incentives to key employees, officers, directors and independent contractors of TechAlt and any Parent or Subsidiary it may at any time have, thereby helping to attract and retain the best available personnel for positions of responsibility with those entities and otherwise promoting the success of the business activities of such entities. It is intended that options issued under the Plan constitute either incentive stock options or nonqualified stock options. The maximum number of shares that may be optioned and sold under the Plan is the greater of (i) five million (5,000,000) shares of Common Stock of the Company, subject to adjustment, or (ii) twenty percent of the total number of shares of Common Stock that would be outstanding if each class of the Company's stock (including each class of preferred stock) were converted into shares of Common Stock. The Plan is administered by the Board directly, acting as a Committee of the whole, or if the Board elects, by a separate Committee appointed by the Board for that purpose and consisting of at least two Board members, all of whom shall be Non-Employee Director. The adoption of the Plan is subject to ratification by the affirmative vote of the holders of a majority of the shares of Common Stock represented in person or by proxy at a duly convened meeting of the shareholders of the Company, which ratification shall occur within twelve
(12) months before or after the date of adoption of the Plan by the Board. In April 2005, the Company granted to certain of its employees, officers and member of the Board of Directors fully-vested, ten-year options to purchase 2,845,000 shares of Company common stock at $0.50 per share, a price considered by the Company's Board of Directors to represent the fair value of such common stock at grant date. Additionally, in April 2005, the Company granted to certain of its employees and officers ten-year options, which fully vest 1 year from grant date, to purchase 693,664 shares of Company common stock at $0.50 per share. At June 30, 2005, there were 3,538,664 options outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

Purchases  of  equipment  from SBD included in cost of goods sold during the six months ended June 30, 2005 and 2004 approximated $212,000 and $84,000, respectively. Additionally, during the six months ended June 30, 2005 and 2004 the Company incurred consulting fees payable to SBD of approximately $102,000 and $184,000. The amounts are included in general and administrative expenses on the accompanying condensed consolidated financial statements. At June 30, 2005 the Company had accounts payable to SBD of approximately $167,000 which is included in accounts payable-related party.

Advances payable to the Company's Chairman and Chief Executive Officer and 55% founding shareholder was $126,399 at June 30, 2005. These advances are due on demand, unsecured and non-interest bearing.

An officer of the Company is also a principal owner of a law firm that provides services to the Company. Expenses incurred to this law firm were approximately $294,000 and $52,000 during the six months ended June 30, 2005 and 2004, respectively. Accounts payable of approximately $160,000 was due to this law firm at June 30, 2005, which is included in accounts payable-related party.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form
10-QSB and the Company's financial statements and management's discussion and analysis of financial condition and results of operations included in the Company's 2004 Annual Report on Form 10-KSB and RESTATEMENT in Note 1 to the financial statements included in this Form 10-QSB. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under "Risk Factors" in the Company's Annual Report on Form 10-KSB, which investors are encouraged to read and consider.

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

SALE OF SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS - Through June 30, 2005, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $4,816,000, before offering costs, the Company sold 4,816,260 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred") and warrants to purchase 9,632,520 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision (the "Warrants"). The Series A Preferred contain registration rights and damages based on filing and effectiveness deadlines.

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

SERIES A PREFERRED STOCK SUBJECT TO RECISSION - In July 2005, Company management became aware that holders of 4,816,260 shares of the Company's Series A Preferred Stock (all outstanding shares) may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was originally filed by the Company in November 2004, and has subsequently been withdrawn. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock, which were the basis of the sale of additional shares of Series A Preferred Stock, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.


The Company is unable to predict if the investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, the price of the Company's common stock and other factors. These potential rescission rights could require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to utilize its available capital resources and obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.


For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. As of June 30, 2005, the Company's consolidated balance sheet reflects $4,816,260 as "Series A Preferred Stock Subject to Potential Rescission", in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

Registration Statement on Form SB-2 - The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding registration of approximately 40 million shares of Company common stock to be sold by certain stockholders. In July 2005, the Company withdrew this Registration Statement and is in the process of filing a new registration statement. It is expected that the selling stockholders will offer common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from sales of common stock by selling stockholders. Shares of Company common stock are not currently quoted on any exchange or over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board.

Communications received from SBD - On June 30, 2005, the Company received a letter from SBD claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1,150,000 promissory note. The Company engaged in discussions with SBD to resolve its claim of default and acceleration, however, on July 22, 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, good, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." Company management believes SBD's demand to be legally defective and without force or effect and intends to defend itself vigorously against any attempts by Masanek and/or SBD to secure possession of the Company's assets, in addition to pursuing in a court of law, if necessary, SBD, Masanek and his associates in connection with certain actions taken by them prior to the July 22, 2005 letter. The Company continues to be engaged in discussions to resolve this matter.


QUARTER  ENDED JUNE 30,  2005 AND 2004,  AND SIX MONTHS  ENDED JUNE 30, 2005 AND
2004

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition for the three months ended June 30, 2005 and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. The discussion should be read in conjunction with the financial statements and notes thereto.

Revenue of $1,319,000 for the three months ended June 30, 2005 increased over the same period for 2004 due to Phase 1 implementation and billing $1,197,000 for the IBM contract and $122,000 in equipment sales to municipalities. Revenue of $65,000 for the three months ended June 30, 2004 is comprised primarily of equipment sales.

General and administrative expenses of $856,000 for the three months ended June 30, 2005 included approximately $132,000 of legal and accounting fees, $192,000 for employee compensation, and $300,000 for accrued damages relating to the effectiveness deadlines for holders of preferred stock. The balance of $232,000 included consulting fees, and operations costs such as Building Rent, Insurance, Telephone and Office Expenses. General and administrative expenses for the same period in 2004 were $205,000. The increase is primarily attributed to additional staff and related expenses to support the IBM contract, and accrued damages.

The $569,000 for the three months ended June 30, 2005 of research and development expenses are comprised primarily of $242,000 employee compensation and related expenses, $291,000 in Applications Development and Project Costs and the balance of $36,000 for Office and other operating expenses. Research and development costs for the same period in 2004 were $26,000. The increase is due to additional staff and outside services to support the IBM Project and continued product development.

Business Development expenses of $ 640,000 for the three months ended June 30, 2005 included $276,000 for employee compensation and related expenses, $308,000 for Public Relations, Marketing materials and Trade Shows, and the balance of $56,000 for operating expenses. Expenses for the same period in 2004 were $33,000, with the increase for additional staff and Marketing.

Revenue for the six months ended June 30, 2005 was $2,315,000, comprised of $1,983,000 for Phase 1 IBM contract billing and $332,000 from the State of Illinois and other municipality equipment purchases. Revenue for the six months ended June 30, 2004 was $ 124,000 and is comprised of equipment sales to municipalities. The increase in revenue is primarily due to the IBM contract.

General and administrative expenses of $1,611,000 for the six months ended June 30, 2005 included approximately $336,000 in legal and accounting fees, $412,000 for employee compensation and related expenses and $300,000 for accrued damages relating to the effectiveness deadlines for holders of preferred stock. The balance of $563,000 included consulting fees, and operations costs such as Building Rent, Insurance, Office and Travel expenses. General and administrative expenses for the same period in 2004 were $365,000. Increased expenditures for General and administrative were due to additional staff and related expenses to support the IBM contract, and accrued damages.

Research and Development costs for the six months ended June 30, 2005 were $1,039,000, comprised primarily of $438,000 for employee compensation and related expenses, $494,000 in Application Development and Project Costs, with the balance of $107,000 for operating expenses. For the same period in 2004 the Research and Development costs were $36,000. Increases in these costs reflect increased staff and outside services to support continued product development and the requirements for the IBM contract.

Business Development expenses totaled $1,097,000 for the six months ended June 30, 2005. This included $521,000 for employee compensation and related expenses, $391,000 for Public Relations, Marketing materials and Trade Shows, with the balance of $185,000 for operating expenses. Expenses were $68,000 for the same period in 2004. The increase over 2004 expenses is due to increased staff and Marketing activities.


LIQUIDITY AND CAPITAL RESOURCES

During the six-months ended June 30, 2005, cash used by operating activities was $2,526,046 as compared to cash used of $97,060 during the comparative prior year period. The increase in cash used by operating activities was primarily due to the increase in net loss to $2,361,613, a $1,932,531 increase, as further increased by changes in operating assets and liabilities, most significant of which were increases in accounts receivable and inventories, offset by increases in accounts payable.

Cash used by investing activities was $181,844 during the six months ended June 30, 2005 for the acquisition of property and equipment versus $2,759 in the comparative prior year period.

Cash provided by financing activities for the six-months ended June 30, 2005 was $1,505,142, resulting primarily from $881,260 proceeds received from sale of 881,260 shares of Series A Convertible Preferred Stock and warrants to purchase 1,760,000 shares of TechAlt common stock for $1.00 per share and the proceeds from collateralizing of the accounts receivable with our bank in the amount of $628,094. Cash provided by financing activities for the six-months ended June 30, 2004 was $127,994, primarily consisting of an increase in advances due to officer.

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

As disclosed in report of Independent Registered Public Accounting Firm on the Company's financial statements for the years ended December 31, 2004 and 2003 included in the Company's 2004 Annual Report on Form 10-K, these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from these uncertainties.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which among other things, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during reporting periods. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies applied in 2005 and 2004 financial statements include accounting for revenue recognition, accounting for research and development costs, accounting for non-cash issuances of capital stock, accounting for income taxes.

REVENUE RECOGNITION - The Company recognizes revenue when there is persuasive evidence of an arrangement, products have been delivered or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery terms are generally FOB shipping point, typically the Company's facility. Amounts billed in advance of revenue recognition are included in deferred revenue. Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer's final acceptance. Revenue from sales of software licenses and software maintenance subscriptions, which to date have been insignificant, are recognized on a straight-line basis over the subscription term.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                      TECHALT, INC.

August 15, 2005                       /s/ James E. Solomon
                                      ------------------------------------------
                                      James E. Solomon
                                      Chairman & Chief Executive Officer

August 15, 2005                       /s/ James E. Solomon
                                      ------------------------------------------
                                      James E. Solomon
                                      Chairman & Chief Executive Officer
                                      (Principal Executive Officer)

August 15, 2005                       /s/ James Hurley
                                      ------------------------------------------
                                      James Hurley
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

2.1      Form of Agreement and Plan of Merger*

3.1(i)   Articles of Incorporation*

3.2(i)   Certificate of Amendment to the Articles of Incorporation*

3.3(i)   Certificate of Amendment to the Articles of Incorporation*

3.4(ii)  Bylaws*

3.5(ii)  Amended Bylaws*

4.1      Certificate of Designation*

4.2      Amended Certificate of Designation*

4.3      Form of Securities Purchase Agreement*

4.4      Form of Registration Rights Agreement*

4.5      Form of Warrant*

4.6      Form of Additional Warrant*

4.7      Form of Additional Investment Right*

4.8      Form of Lock-Up Agreement*

4.9      Form of Warrant issued to Paul Masanek*

4.10     Secured Convertible Promissory Note*

4.11 Form of Registration Rights Agreement with Paul Masanek and Services By Designwise, Ltd.*

4.12     Form of Right of First Refusal Agreement*

4.13     Form of Non-Qualified Stock Option Agreement*

4.14     Form of Incentive Stock Option Agreement*

4.15     Form of Excipio Group, S.A. Warrant*

10.1     Employment Agreement with James E. Solomon*

10.2     Intellectual Property License Agreement*

10.3 Financial Advisory and Investment Banking Agreement with Sunrise Securities Corp.*

10.4     Public Relations  Retainer Agreement with with Sunrise Financial Group,
         Inc.*

10.5     Base Agreement with International Business Machines Corporation*

10.6     IBM Solutions Engagement Agreement Statement of Work*

10.7     Arias Technology Corporation, Inc., Agreement for Consulting Services*

10.8     TechAlt/Arias Statement of Work*

10.9     Form of Agreement to Rescind Intellectual Property License Agreement*

10.10    Form of Sales Agreement*

10.11    Form of Security Agreement*

10.12    Form of Settlement Agreement*

10.13    Form of Technology Assignment and Bill of Sale*

10.14    Form of Escrow Agreement*

10.15    Form of Consulting Agreement*

10.16    Form of Waiver and Amendment Agreement*

10.17    2005 Stock Option Plan*

10.18    Business Development Agreement with Excipio Group, S.A.*

31.1     Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act           Attached

31.2     Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act           Attached

32       Certification   of  CEO  and  CFO   pursuant  to  Section  906  of  the          Attached
         Sarbanes-Oxley Act

* Previously filed.