Form 10QSB
period 2005-09-30
TechAlt, Inc.
filed 2005-12-22
CIK 1097945

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2005
                        Commission File Number: 000-27867

                                  TECHALT, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   87-0533626
                      (IRS Employer Identification Number)

                          601 Union Street, Suite 4500
                                Seattle, WA 98101
               (Address of principal executive offices)(Zip Code)

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

Yes |X|  No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes |_|    No |X|

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

                                                                                 September 30,
                                                                                      2005
                                                                                 -------------

Current assets
     Escrow cash receivable                                                      $     107,000
                                                                                 -------------
          Total current assets                                                         107,000

Auto, net                                                                               35,684
                                                                                 -------------

           Total assets                                                          $     142,684
                                                                                 =============

Current liabilities
     Fair value of registration rights liability                                 $   1,400,000
     Accounts payable                                                                1,011,089
     Accounts payable - related parties                                                322,821
     Accrued liabilities                                                               116,808
     Deferred revenue                                                                  580,513
     Notes payable - bank                                                               39,527
     Convertible notes                                                                 195,000
     Advances due to officer                                                           183,201
     Settlement liabilities                                                          1,862,436
     Accrued preferred stock dividends                                                 184,994
                                                                                 -------------
          Total current liabilities                                                  5,896,389

                                                                                 -------------
          Total liabilities                                                          5,896,389
                                                                                 -------------

Commitments and contingencies (Note 3)

Series A Preferred stock subject to potential rescission,  net of offering costs of $1,439,392 plus beneficial conversion value of $1,806,125, of which 4,820,000 million are authorized and designated as Series A Preferred Stock, 4,816,260 shares issued
  and outstanding, liquidation preference of $9,632,520 (Note 4)                     5,182,993
                                                                                 -------------


Stockholders' Deficit
     Preferred stock, $0.001 par value, 100,000,000 shares authorized                       --
     Common stock and additional paid-in capital. $0.001 par value,
       500,000,000 shares authorized, 13,307,719 shares issued and outstanding          13,308
     Common stock issuable (169,577 shares)                                                170
     Additional paid-in capital                                                      2,435,630
     Deferred stock-based consulting                                                  (125,619)
     Accumulated deficit                                                           (13,260,187)
                                                                                 -------------
          Total stockholders' deficit                                              (10,936,698)
                                                                                 -------------

           Total liabilities and stockholders' deficit                           $     142,684
                                                                                 =============

     See accompanying notes to condensed consolidated financial statements

                          TechAlt, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended Sept. 30,     Nine months ended Sept. 30,
                                                        ----------------------------    ----------------------------
                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
Revenue                                                 $    448,907    $     55,067    $  2,764,227    $    178,916
Cost of goods sold                                           226,047           4,800       1,127,087          89,511
                                                        ------------    ------------    ------------    ------------
Gross profit                                                 222,860          50,267       1,637,140          89,405
                                                        ------------    ------------    ------------    ------------
Operating expenses
  General and administrative                                 982,048         383,105       2,593,476         740,308
  Research and development                                   396,784          16,807       1,435,437          52,390
  Business development                                        13,511          43,584       1,110,196         111,142
                                                        ------------    ------------    ------------    ------------
     Total operating expenses                              1,392,343         443,496       5,139,109         903,840
                                                        ------------    ------------    ------------    ------------

Loss  from operations before Income/(Expenses)            (1,169,483)       (393,229)     (3,501,969)       (814,435)

Other Income/(Expenses)
  Settlement loss                                           (138,129)             --        (138,129)             --
  Compensatory damages                                      (666,689)             --        (666,689)             --
  Loss on disposal of fixed assets                           (11,981)             --         (11,981)             --
  Change in fair value of registration rights damages       (510,000)             --        (920,000)             --
  Interest expense, net                                      (65,255)            (45)        (94,382)           (161)
                                                        ------------    ------------    ------------    ------------
   Total Other Income/(Expenses), net                     (1,392,054)            (45)     (1,831,181)           (161)


Net loss                                                  (2,561,537)       (393,274)     (5,333,150)       (814,596)

Preferred stock dividends                                    (60,000)             --        (172,075)             --
                                                        ------------    ------------    ------------    ------------

Net loss attributable to holders of common stock        $ (2,621,537)   $   (393,274)   $ (5,505,225)   $   (814,596)
                                                        ============    ============    ============    ============

Basic and diluted net loss per share
  attributable to holders of common stock               $      (0.20)   $      (0.02)   $      (0.41)   $      (0.03)
                                                        ============    ============    ============    ============


Weighted average shares used
  in computing loss per share                             13,307,719      22,088,315      13,298,046      26,596,259
                                                        ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements

                          TechAlt, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Nine months ended Sept. 30,
                                                                  --------------------------
                                                                     2005           2004
                                                                  -----------    -----------
Cash flows from operating activities:
 Net loss                                                         $(5,333,150)   $  (814,596)
    Adjustments to reconcile net loss to net cash
      used  by operating activities:
        Depreciation expense                                           88,686         11,639
        Amortization of deferred stock-based compensation             177,573             --
        Loss on disposal of assets                                    180,130             --
        Issuance of warrants                                          598,258             --
        Changes in operating assets and liabilities:
           Inventory                                                  208,800             --
           Accounts receivable                                         96,319        (80,033)
           Escrow cash receivable                                    (107,000)            --
          Prepaid expenses and other current assets                   130,405             --
          Accounts payable and accounts payable - related party       743,231        587,515
          Accrued liabilities                                         (69,404)        (4,555)
          Fair value of registration rights liability                 920,000             --
          Deferred revenue                                           (470,767)         7,576
          Settlement liabilities                                    1,862,436             --
                                                                  -----------    -----------
               Net cash used by operating activities                 (974,483)      (292,454)
                                                                  -----------    -----------
Cash flows from investing activities:

     Purchase of property, plant & equipment                         (184,272)       (22,792)
                                                                  -----------    -----------
          Net cash used by investing activities                      (184,272)       (22,792)
                                                                  -----------    -----------
Cash flows from financing activities:
     Principal payments on notes payable                           (1,182,693)            --
     Proceeds from note payable                                       213,019             --
     Proceeds from sale of preferred stock                            881,260             --
     Proceeds from loan payable-officer                                    --        174,196
     Proceeds from officer loans                                       44,421             --
     Proceeds from debenture                                               --        100,000

                                                                  -----------    -----------
          Net cash provided  by financing activities                  (43,993)       274,196
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents               (1,202,748)       (41,050)

Cash and cash equivalents, beginning of period                      1,202,748        (13,136)
                                                                  -----------    -----------

Cash and cash equivalents, end of period                          $        --    $   (54,186)
                                                                  ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                          $    43,473    $        --
                                                                  ===========    ===========
  Cash paid for income taxes                                      $        --    $        --
                                                                  ===========    ===========

  Non-cash investing and financing activities
     Common stock issued for preferred stock dividends            $    13,860    $        --
                                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements

                          TECHALT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISCONTINUED OPERATIONS

On September 29, 2005 a creditor foreclosed on all the assets of the Company and the Company ceased all operations. The accompanying financial statements are not presented in accordance with the accounting standards for presenting discontinued operations as there was only one operating segment. (see Note 2)

RESTATEMENT

As discussed below, certain restatements are being recorded for the year ended December 31, 2004. The net effect of the December 31, 2004 restatement adjustments has been incorporated into the accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2005.

In July 2005, Company management became aware of the possibility that holders of the Company's Series A Preferred Stock may be entitled to certain rescission rights. As a result, the Company's December 31, 2004 consolidated balance sheet has been restated to reclassify the gross proceeds received from the sale of these securities and the related offering costs out of stockholders' equity, where originally recorded, to the balance sheet classification "Series A Preferred Stock Subject to Rescission" in accordance with Emerging Issues TaskForce Topic D-98, Classification and Measurement of Redeemable Securities. The consolidated statement of stockholders' equity for the year ended December 31, 2004 has been similarly be restated for this reclassification. There was no effect on the Company's consolidated statements of operations or cash flows.

Additionally, the Company is restating its December 31, 2004 consolidated financial statements for the revaluation of warrants issued, which had been initially recorded using values determined utilizing the Black-Scholes valuation model with a volatility factor of 0%, and have been revised utilizing a volatility factor of 71%, determined based on average volatilities of other similar entities. The effect of the change in volatility factor resulted in an increase in settlement expense of $172,500, an increase in general and administrative expense of $30,600 (relating to amortization of increased deferred stock-based consulting), an increase in deferred stock-based consulting of $173,400, and an increase in additional paid-in capital of $376,500 as of and for the year ended December 31, 2004. The net effect on the Company's December 31, 2004 financial statements increased net loss by $203,100. There was no effect on total stockholders' deficit or cash flows.

Additionally, the Company is restating its December 31, 2004 consolidated financial Statements as they determined that the registration rights agreement should have been accounted for as a derivative at fair value. The effect of this restatement is to increase the registration rights liability at December 31, 2004 by $420,000 with a corresponding charge to other expenses.

Additionally, the Company is restating it's December 31, 2004 consolidated financial statements to record as a constructive dividend and credit to Series A Preferred Stock for the $1,806,125 intrinsic value of the beneficial conversion feature.

The aggregate net effect on operations of the above adjustments in fiscal 2004 is to increase net loss by $623,100 and net loss attributable to common stockholders by $2,429,225, and net loss per share by $0.25 per share.

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, During the nine months ended September 30, 2005, the Company incurred a net loss of $5,333,150, and its operating activities used cash of $974,483, and has a working capital deficit of $5,789,389 and a stockholders' deficit of $10,936,698 at September 30, 2005. In addition, as discussed above, a creditor foreclosed on substantially all assets of the Company and the Company ceased all operations in September 2005. In addition, certain investors may have rescission rights. These factors and the company cash position, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include seeking a merger candidate along with additional Financing which, management believes will provide the Company the ability to continue as a going concern.

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

LOSS PER SHARE - The computation of net loss per share attributable to holders of common stock is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net loss is increased by preferred stock dividends (paid or payable) in the computation of net loss per share attributable to holders of common stock. Dilutive loss per share is not presented as the effects of including common stock equivalent shares, which there were none during the six months ended June 30, 2004, would be anti-dilutive for all periods presented. Computations of net loss per share for the three and nine months ended September 30, 2005, exclude 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock, 1,150,000 common shares potentially issuable pursuant to a convertible promissory note, 12,915,772 common shares issuable upon exercise of outstanding warrants, and 2,500,000 common shares potentially issuable upon exercise of outstanding options. Such common stock equivalents may dilute future earnings per share.

RECLASSIFICATIONS - Certain amounts in 2004 financial statements have been reclassified to conform with 2005 classifications.

NOTE 2 - AGREEMENT AND PLAN OF MERGER, SETTLEMENT AGREEMENT AND FORECLOSURE

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

License Agreement - On August 20, 2004, Dendo and its then majority (52%) shareholder and sole member of its board of directors entered into an Intellectual Property License Agreement with Technology Alternatives, Inc. ("TAI"), which agreement (the "License Agreement") was consummated on August 24, 2004. Pursuant to the License Agreement, in exchange for the issuance of 10,044,000 shares of Company common stock ("Common Stock"), the Company licensed certain intellectual property owned by TAI. The initial term of the License was 6 months, automatically extended for additional 6 month terms until terminated by mutual agreement. In connection with the License Agreement the Company made payments to former Dendo shareholders of approximately $77,000 for the cancellation of 27,219,000 shares of Dendo common stock. After issuance of shares and cancellation of shares in connection with the License Agreement, TAI owned 4 million shares of the 12 million total outstanding and Solomon, directly or beneficially owned an additional approximately 4.5 million shares. In certain circumstances, Solomon, voting shares directly or beneficially owned, along with voting shares beneficially owned by TAI, had control to vote approximately 71% of the Company's outstanding common shares

FORECLOSURE ON SUBSTANTIALLY ALL ASSETS

On June 30, 2005, the Company received a letter from SBD claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1,150,000 promissory note. The Company engaged in discussions with SBD to resolve its claim of default and acceleration, however, on July 22, 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, goods, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property."

On September 29, 2005 the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets of the Company by the creditor discussed above. The settlement allowed for certain payments to the Company by the creditor to cover health insurance and accrued payroll and certain assets not covered by the foreclosure. The final balance due to the creditor prior to the settlement was $1,862,436. The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement can be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. Therefore the Company has left the liability on its records as of September 30, 2005 and after further analysis, if proper, may relieve such liability after the 90 days period has expired.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Bridge Loans - During the nine months ended September 30, 2005, the Company entered into two short-term loans, one for $376,094 and the other for $252,000. The first loan is due July 6, 2005, which was paid on that date. The other loan is due August 6, 2005, which was paid on that date. Both loans were collateralized by all business assets, and in particular accounts receivable from one of the Company's customers.

During the three months ended September 30,2005 the Company issued a 10% secured convertible promissory note aggregating $135,000 and due August 15, 2006 accruing interest at 10%. This note is convertible at the same price of a future Offering and therefore there is no beneficial conversion value as the intrinsic value is zero. In addition, the Company issued three separate 10% secured promissory notes for $20,000 each due at the next round of financing of the Company. At the option of the holder these three notes may be converted into common stock in the second round of financing at the same price of that second round future offering and therefore there is no beneficial conversion feature value as the intrinsic value is zero.

Compensation Agreement - In August 2004, the Company entered into an Employment Agreement with Solomon, pursuant to which Solomon is to be employed by the Company as Chief Executive Officer for an initial period of 3 years, which period shall be automatically renewed until terminated by the Company. The Employment Agreement provides for annual compensation of $175,000, an opportunity for Solomon to earn additional annual bonuses upon the Company attaining certain financial targets, and for the Company to grant Solomon options to purchase up to 1 million shares of Company common stock at an exercise price being fair value at date of grant. In April 2005, the Company granted Solomon fully vested options with a 10 year term to purchase 1 million shares of Company common stock with an exercise price of $0.50 per share. In September 2005 Solomon resigned and the employment agreement terminated.

Investment Banking Agreement - In connection with an investment banking agreement, at March 31, 2005 the Company had issued 45,200 common shares and had issuable 169,577 common shares and warrants to purchase 195,252 common shares at $0.50 exercisable for four years. The $107,388 value of the common stock based on a value of $0.50 per share and $54,866 value of the common stock warrants (based on a Black-Scholes valuation using zero dividends and 71% volatility, interest rate of 4.15% and term of 4 years) was recorded as offering costs deducted from Series A funds raised..

(See Note 4.)

Business Development Agreement - During the three months ended March 31, 2005, the Company entered into a one-year Business Development Agreement with a financial advisor, which replaced the Company's prior agreement with the advisor and one of its affiliates. Pursuant to terms of the Business Development Agreement, the Company paid $290,000 and issued a total of 600,000 shares of its common stock and 570,000 warrants to purchase Company common stock at a price of $1.00 per share with a four-year term, which were recorded at December 31, 2004. In addition, the Company has agreed to pay fees for future financing funds received by the Company during the agreement term of cash equal to 10% of future financing proceeds received and 10% of the securities issued in the financing

Public Relations Agreement - In connection with a one-year Public Relations Agreement entered into in 2004, the Company agreed to issue 240,000 common shares valued at $120,000 and warrants to purchase 500,000 common shares at $0.50 per share and warrants to purchase 500,000 common shares at $1.00 per share, which were recorded at December 31, 2004. The total estimated value of $251,000 was initially deferred as a component of stockholders' equity and is being amortized over the one-year term. The deferred amount was fully amortized as of September 30, 2005.

Contract to Supply Equipment to Cook County - In July 2004, the Company was awarded a contract to supply certain equipment, software and services to a contractor doing business with Cook County Commissioners Office. The Cook County Commissioners Office approved a plan to implement a county-wide wireless communications system. A grant of approximately $13 million from the Urban Area Security Initiative of the Department of Homeland Security has been accepted to fund the project. An additional grant of approximately $17 million has also been approved for the second phase of the project. The contract is anticipated to result in future Company revenues of approximately $9 million. The Company advised the customer it could no longer perform under the contract and this contract was ultimately assumed by the creditor. ( see Notes 1 and 3)

Agreement with IBM - In October 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. The SOW serves as the Company's official notice and authorization to begin implementation of and billing for the project. Pursuant to terms of the SOW, the Company will be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it is to receive payments of approximately $2.9 million. During December 2004, the Company received approximately $1 million from IBM, which was recorded as deferred revenue at December 31, 2004. During the six months ended June 30, 2005, the Company received additional payments of $817,585, and recognized $1,610,656 of revenue. The Company advised the customer it could no longer perform under the contract and this contract was ultimately assumed by the creditor. ( see Notes 1 and 3)

Operating Lease Agreement - In March 2005, TechAlt entered into an operating lease for equipment to be used in a multi-city demo network. The total value of the equipment was $670,000. The term of the lease is twenty-four months with monthly lease payments of $7,600.The equipment was returned to the lessor in September 2005 and management believes there may still be obligations under the lease.

Legal Matters - The Company has been contacted by certain convertible note holders regarding repayment of the notes. No claims have been filed but certain of the note holders have expressed an intent to do so in the event repayment does not commence in a reasonable period of time.

The Company is engaged in two regulatory actions against the Company relating to unpaid employee salaries and reimbursable expenses aggregating approximately $33,000. The Company also anticipates an additional 3 to 5 claims of up to $10,000 each. The Company has accrued all known amounts.

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

NOTE 4 - STOCKHOLDERS' EQUTIY

Series A Convertible  Preferred Stock, Warrants and Additional Investment Rights
- During the year ended December 31, 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $3,835,000, the Company sold 3,835,000 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 7,670,000 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision for the period ending five years from issuance (the "Warrants") and Additional
Investment Rights to purchase 65,000 additional shares of Series A Preferred with 130,000 warrants at a purchase price of $1.00 per share (the "Series A Preferred Rights"), all of such rights have been exercised. An additional 820,000 Series A Preferred were authorized in December 2004. Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock, at a conversion price of $0.50 per common share. The Series A Preferred holders have voting rights on an as converted basis. The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines up to the earlier of (i) the date all underlying shares are sold by the investors or (ii) the date the shares become freely traded pursuant to Rule 144(k). The Company determined that the preferred stock, warrants and additional investment rights qualified as equity classification under SFAS 133 and EITF 00-19 and that a beneficial conversion value of $1,806,125 relating to the embedded conversion feature should be recorded as a constructive dividend in 2004. The Company determined that the registration rights agreement was a separate freestanding derivative pursuant to SFAS 133 and related interpretations and has recorded the derivative liability at fair value of $1,400,000 as of September 30, 2005. The expense for the change in fair value of the derivative for the three and nine months ended September 30, 2005 was, $510,000 and $920,000.

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

Series A Preferred Stock Subject to Potential Rescission - In July 2005, Company management became aware that holders of 4,816,260 shares of the Company's Series A Preferred Stock (all outstanding shares) may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was originally filed by the Company in November 2004, and has subsequently been withdrawn. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock, which were the basis of the sale of additional shares of Series A Preferred Stock, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

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

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the Company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. As of September 30, 2005, the Company's consolidated balance sheet reflects a temporary equity of $5,182,993 ($4,816,260 preferred stock value less offering costs of $1,439,392 plus beneficial conversion value of $1,806,125 as "Series A Preferred Stock Subject to Potential Rescission", in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

Common Stock - In 2004, as amended in February 2005, 400,000 shares were issued and 100,000 were issuable at December 31, 2004 (and issued in 2005) under an agreement for capital raising services and 100,000 shares were issued for cash of $50,000 to a financial consultant. The shares for services were valued at $250,000 based on the $.50 per share common stock value of contemporaneous issuances. The $250,000 was charged to Series A Preferred Stock value presented as temporary equity as an offering cost.

During the period ending March 31, 2005, 45,200 common shares were issued and 169,577 are issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares were valued at $107,388 based on the $.50 per share common stock value of contemporaneous issuances and charged to Series A Preferred Stock value presented as temporary equity as an offering cost.

On March 29, 2005, the Board of Directors of TechAlt approved the 2005 Stock Option Plan (the "Plan") and the forms of Non-Qualified Stock Option Agreement ("NQA") and Incentive Stock Option Agreement ("ISOA") to provide additional incentives to key employees, officers, directors and independent contractors of TechAlt and any Parent or Subsidiary it may at any time have, thereby helping to attract and retain the best available personnel for positions of responsibility with those entities and otherwise promoting the success of the business activities of such entities. It is intended that options issued under the Plan constitute either incentive stock options or nonqualified stock options. The maximum number of shares that may be optioned and sold under the Plan is the greater of (i) five million (5,000,000) shares of Common Stock of the Company, subject to adjustment, or (ii) twenty percent of the total number of shares of Common Stock that would be outstanding if each class of the Company's stock (including each class of preferred stock) were converted into shares of Common Stock. The Plan is administered by the Board directly, acting as a Committee of the whole, or if the Board elects, by a separate Committee appointed by the Board for that purpose and consisting of at least two Board members, all of whom shall be Non-Employee Director. The adoption of the Plan is subject to ratification by the affirmative vote of the holders of a majority of the shares of Common Stock represented in person or by proxy at a duly convened meeting of the shareholders of the Company, which ratification shall occur within twelve
(12) months before or after the date of adoption of the Plan by the Board. In April 2005, the Company granted to certain of its employees, officers and member of the Board of Directors fully-vested, ten-year options to purchase 2,845,000 shares of Company common stock at $0.50 per share, a price considered by the Company's Board of Directors to represent the fair value of such common stock at grant date. Additionally, in April 2005, the Company granted to certain of its employees and officers ten-year options, which fully vest 1 year from grant date, to purchase 693,664 shares of Company common stock at $0.50 per share. In August 2005 the Company granted stock options to purchase 2,500,000 common shares to three officers for services rendered at an exercise price of $1.00 expiring in five years. The Company valued the options using a Black-Scholes method (5 year term, 71% volatility, zero dividends and interest rate of 4%) resulting in expense of $598,258. At September 30, 2005, there were 6,038,664 options outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

Purchases of equipment from SBD included in cost of goods sold during the nine months ended September 30, 2005 and 2004 approximated $292,000 and $92,000, respectively. Additionally, during the nine months ended September 30, 2005 and 2004 the Company incurred consulting fees payable to SBD of approximately $102,000 and $195,000. The amounts are included in general and administrative expenses on the accompanying condensed consolidated financial statements. (See Notes 1 and 2)

Advances payable to the Company's Chairman and Chief Executive Officer (who resigned in September 2005)and 55%founding shareholder was $183,201 at September 30, 2005. These advances are due on demand, unsecured and non-interest bearing.

An officer/director of the Company is also a principal owner of a law firm that provides services to the Company. Expenses incurred to this law firm were approximately $456,000 during the nine months ended September 30, 2005.. Accounts payable of approximately $323,000 was due to this law firm at September 30, 2005, which is included in accounts payable-related party.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB and the Company's financial statements and management's discussion and analysis of financial condition and results of operations included in the Company's 2004 Annual Report on Form 10-KSB and RESTATEMENT in
Note 1 to the financial statements included in this Form 10-QSB. This discussion contains forward-looking statements that relate to projections regarding future events or our future financial performance. Historical results should not be relied on as indicative of trends in operating results for any future period. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as otherwise required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise subsequent to the date of this filing.

      These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from the Company's stated or implied expectations include, but are not limited to: the Company's ability to fund expansions of future growth and to implement our business strategy; the Company's ability to integrate the operations of any businesses we may acquire; potential legal claims against the Company; general economic and business conditions; the condition of the securities and capital markets; legislative or regulatory changes that affect the Company and our ability to ability to comply with regulatory bodies; and statements of assumption underlying any of the foregoing, as well as any other factors set forth in the Company's Annual Report on Form 10-KSB, in our consolidated financial statements contained in this report and the notes thereto, or under the caption "Plan of Operation" under Item 2 of this report, all of which investors are encouraged to read and consider.

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

OVERVIEW

TechAlt and its subsidiary, TAI, (together, the "Company") is engaged in the homeland security sector with a particular focus on communications and security solutions for private businesses. Sales of these products to governmental entities or their agents are generally made to an independent contractor hired by local, state or federal agencies, or directly to businesses seeking internal communications and tracking security.

CONTRACT TO SUPPLY EQUIPMENT TO COOK COUNTY - In July 2004, the Company was awarded a contract to supply certain equipment, software and services to a contractor doing business with Cook County Commissioner's Office. The Commission approved a plan to implement a county-wide wireless communications system. A grant of approximately $13 million from the Urban Area Security Initiative of the Department of Homeland Security has been accepted to fund the project. An additional grant of approximately $17 million has also been approved for the second phase of the project. This contract was subsequently assumed by the creditor as part of the foreclosure, as detailed below.

AGREEMENT WITH IBM - In October 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of TAI's wireless communications product line in connection with Cook County's mobile wireless video and data network project. The SOW serves as the Company's official notice and authorization to begin implementation of and billing for the project. Pursuant to terms of the SOW, TAI will be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it is to receive payments of approximately $2.9 million. In Phase 1 of the project, 15 radio towers and 32 municipal and county buildings will be configured as wireless hotspots. The Company's multi-network capable communications modules will be used to transmit video and data to police, fire, and emergency services vehicles. This live streaming video will help first responders orchestrate a coordinated response to emergencies. The wireless network will provide first responders in remote locations with information already shared on the county's wired network. Police, fire and emergency services personnel will have real-time access to law enforcement databases, GIS information, hazmat information and other data on the Cook County network. This contract was assumed by the creditor as part of the foreclosure

AGREEMENT AND PLAN OF MERGER- Pursuant to the Merger Agreement, all of the shares of common stock of TAI (all of which were owned by Solomon and Masanek) were exchanged for 9,544,000 shares of common stock of TechAlt. TechAlt Acquisitions, Inc., a wholly-owned subsidiary of TechAlt, was merged with and into TAI, with TAI becoming a wholly-owned subsidiary of TechAlt (the "Merger"). Upon consummation of the Merger, Solomon and Masanek together own approximately 83% of the voting common stock of the merged entity and obtained management control and the shareholders of TechAlt prior to the License Agreement and name change from Dendo Global Corp. own approximately 17%. The transaction, in which TechAlt Acquisitions, Inc. was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control as of the August 24, 2004 license date and the Company is deemed to have issued 1,656,000 common shares to the shareholders of TechAlt. Inasmuch as the former TAI shareholders own a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes. The consolidated financial statements after the transaction consist of the balance sheet of TAI and TechAlt, the operations of TechAlt from the August 24, 2004 license closing date and the historical operations of TAI.

SETTLEMENT AGREEMENT AND CREDITOR FORECLOSURE ON SUBSTANTIALLY ALL ASSETS - Pursuant to terms of the Settlement Agreement between TechAlt and Masanek, among other things, (i) the License Agreement entered into between TechAlt and TAI in August 2004 was rescinded, which rescission included rescinding the 10,044,000 shares of TechAlt common stock issued pursuant to the License agreement, (ii) TechAlt paid Masanek $650,000 cash, (iii) TechAlt and Masanek entered into Sales, Consulting, Registration Rights, Right of First Refusal and Escrow Agreements, (iv) TechAlt issued a Convertible Promissory Note for $1,150,000 to Services by Designwise, Ltd. ("SBD"), a company owned by Masanek, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of TechAlt common stock on the basis of $1.00 per share, and secured by substantially all assets of TechAlt, (v)

TechAlt issued warrants to Masanek for the right to purchase for a period of five years 750,000 shares of TechAlt common stock for $1.00 per share with a cashless exercise provision, (vi) TechAlt received from SBD the assignment of all right, title and interests in certain intellectual property and inventory of SBD relating to In-Car Based Communications Data Capture and Video, (vii) TechAlt paid $140,000 for the attorneys fees of Masanek, and (viii) settlement of certain claims made by Masanek against TechAlt and others in a lawsuit filed in the Circuit Court of Cook County, Illinois, (ix) the Company entered into a 3 year sales agreement with a commitment for the Company to purchase from SBD $1,250,000 of equipment inventory per year plus pay 6.25% to 6.75% royalties on certain third party supplied goods, and (x) a consulting agreement for which the Company will pay SBD $25,000 for the first four months and $6,250 per month for the next 32 months plus other benefits. The consulting agreement has subsequently been terminated in connection with the Masanek Settlement, as detailed in the section entitled "Legal Proceedings."

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

On September 8, 2005, the Company received notice that Masanek and SBD (collectively, the "Plaintiff"), filed legal action in the Circuit Court of Cook County, Illinois County Department, Law Division, seeking an Order of Replevin against the Company. Under the Order of Replevin, the Plaintiff alleged that the Company is in default for nonpayment on the Note. On Sepember 29, 2005 the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets in relation to intellectual property and contracts with IBM by the creditor discussed above. The settlement allowed for certain payments to the Company by the creditor to cover health insurance and accrued payroll. Default on the Note triggered the Plantiff's right, under a Security Agreement dated November 19, 2004, to immediate possession of certain collateral in the Company including the Company's accounts, accounts receivables, goods, equipment inventory, machinery, fixtures, cash, securities, all intellectual property including trademarks, service marks, trade names, copyrights, patents, patent licenses, contracts and other tangible and intangible contracts. On September 29, 2005, the Company agreed not to contest the Entry of Judgment on the Replevin action in exchange for the Plaintiff's payment of all accrued employee-health insurance premiums, in the amount of $31,000, payment of $20,000 toward accrued payroll subject to Plaintiff's UCC sale of the aforementioned secured collateral, and $32,833 in cash.

The final balance due to the creditor prior to the settlement was $1,862,436. The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement can be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. Therefore the Company has left the liability on its records as of September 30, 2005 and after further analysis, if proper, may relieve such liability after the 90 days period has expired.

As A Result of the above foreclosure, the Company has ceased substantially all operations in connection with its IBM related and other sales related contracts and has closed its offices in Arlington Heights, IL, but continues to focus on the development of technologies in the homeland security sector.

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

SERIES A PREFERRED STOCK SUBJECT TO RESCISSION - In July 2005, Company management became aware that holders of 4,816,260 shares of the Company's Series A Preferred Stock (all outstanding shares) may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was originally filed by the Company in November 2004, and has subsequently been withdrawn. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock, which were the basis of the sale of additional shares of Series A Preferred Stock, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

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

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. The Series A Preferred Stock, net of offering costs plus the value of the beneficial conversion feature is reflected as temporary equity on the balance sheet as of September 30, 2005.

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

Communications received from SBD - On June 30, 2005, the Company received a letter from SBD claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1,150,000 promissory note. The Company engaged in discussions with SBD to resolve its claim of default and acceleration, however, on July 22, 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, good, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." Masanek and SBD subsequently brought legal action against the Company, seeking Replevin, to enforce possession of these assets. On September 29, 2005, the Company agreed not to contest the Entry of Judgment on the Replevin action in exchange for the Plaintiff's payment of all accrued employee-health insurance premiums, in the amount of $31,000, payment of $20,000 toward accrued payroll subject to Plaintiff's UCC sale of the aforementioned secured collateral, and $32,833 in cash.

QUARTER ENDED SEPTEMBER 30, 2005 AND 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition for the three months ended September 30, 2005 and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004. The discussion should be read in conjunction with the financial statements and notes thereto.

Revenue of $449,000 for the three months ended September 30, 2005 increased over the same period for 2004 due to Phase 1 implementation and billing $449,000 for the IBM contract and equipment sales to municipalities.

General and administrative expenses of $928,000 for the three months ended September 30, 2005 included approximately $165,000 of legal and accounting fees, $661,000 for employee compensation. The balance of $102,000 included consulting fees, and operations costs such as Building Rent, Insurance, Telephone and Office Expenses. General and administrative expenses for the same period in 2004 were $383,000. The increase is primarily attributed to additional staff and related expenses to support the IBM contract.

The $397,000 for the three months ended September 30, 2005 of research and development expenses are comprised primarily of $193,000 employee compensation and related expenses, $144,000 in Applications Development and Project Costs and the balance of $60,000 for Office and other operating expenses. Research and development costs for the same period in 2004 were $17,000. The increase is due to additional staff and outside services to support the IBM Project and continued product development.

Revenue for the nine months ended September 30, 2005 was $2,764,227, comprised of Phase 1 IBM contract billing and other municipality equipment purchases. Revenue for the nine months ended September 30, 2004 was $178,916.

General and administrative expenses of $2,593,000 for the nine months ended September 30, 2005 included approximately $501,000 in legal and accounting fees, $1,073,000 for employee compensation and related expenses. The balance of $1,019,000 included consulting fees, and operations costs such as Building Rent, Insurance, Office and Travel expenses. General and administrative expenses for the same period in 2004 were $740,000. Increased expenditures for General and administrative were due to additional staff and related expenses to support the IBM contract.

Research and Development costs for the nine months ended September 30, 2005 were $1,435,000 comprised primarily of $631,000 for employee compensation and related expenses, $638,000 in Application Development and Project Costs, with the balance of $166,000 for operating expenses. For the same period in 2004 the Research and Development costs were $52,000. Increases in these costs reflect increased staff and outside services to support continued product development and the requirements for the IBM contract.

Business Development expenses totaled $1,110,000 for the nine months ended September 30, 2005. This included $621,000 for employee compensation and related expenses, $285,000 for Public Relations, Marketing materials and Trade Shows, with the balance of $194,000 for operating expenses. Expenses were $111,000 for the same period in 2004. The increase over 2004 expenses is due to increased staff and Marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended September 30, 2005, cash used by operating activities was $974,000 compared to cash used of $292,000 during the comparative prior year period. The increase in cash used by operating activities was primarily due to the increase in net loss to $5,333,150 and the effects of the legal settlement with Masanak and SBD.

Cash used by investing activities was $184,000 during the nine months ended September 30, 2005 for the acquisition of property and equipment versus $23,000 in the comparative prior year period.

Cash used by financing activities for the nine-months ended September 30, 2005 was $44,000, resulting primarily from $881,260 proceeds received from sale of 881,260 shares of Series A Convertible Preferred Stock and warrants to purchase 1,760,000 shares of TechAlt common stock for $1.00 per share and the proceeds from additional notes payable in the amount of $213,000, offset by note payments of $1,183,000. Cash provided by financing activities for the nine-months ended September 30, 2004 was $274,000, primarily consisting of proceeds received from a loan payable from an officer of the Company and proceeds from a debenture of $100,000.

Off-Balance sheet arrangements - As a result of legal action culminating in the Masanek Settlement (as detailed in the section entitled "Legal Proceedings"), the Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, During the nine months ended September 30, 2005, the Company incurred a net loss of $5,333,150, and its operating activities used cash of $974,483, and has a working capital deficit of $5,789,389 and a stockholders' deficit of $10,936,698 at September 30, 2005. In addition, as discussed above, a creditor foreclosed on substantially all assets of the Company and the Company ceased substantially all operations in September 2005 in connection with its IBM related and other sales related contracts and has closed its offices in Arlington Heights, IL,. In addition, certain investors may have rescission rights. These factors and the company cash position, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include seeking a merger candidate along with additional Financing which, management believes will provide the Company the ability to continue as a going concern.

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

As disclosed in report of Independent Registered Public Accounting Firm on the Company's financial statements for the years ended December 31, 2004 and 2003 included in the Company's 2004 Annual Report on Form 10-KSB, these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from these uncertainties.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 30, 2005, the Company received a letter from SBD claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1,150,000 Note. The Company engaged in discussions with SBD to resolve its claim of default and acceleration, however, on July 22, 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, good, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property."

On September 8, 2005, the Company received notice that Masanek and SBD (collectively, the "Plaintiff"), filed legal action in the Circuit Court of Cook County, Illinois County Department, Law Division, seeking an Order of Replevin against the Company, case No. 05 L 050840. Under the Order of Replevin, the Plaintiff alleged that the Company is in default for nonpayment on the Note. Default on the Note triggered the Plantiff's right, under a Security Agreement dated November 19, 2004, to immediate possession of certain collateral in the Company including the Company's accounts, accounts receivables, goods, equipment inventory, machinery, fixtures, cash, securities, all intellectual property including trademarks, service marks, trade names, copyrights, patents, patent licenses, contracts and other tangible and intangible contracts. On September 29, 2005, the Company agreed not to contest the Entry of Judgment on the Replevin action in exchange for the Plaintiff's payment of all accrued employee-health insurance premiums, in the amount of $31,000, payment of $20,000 toward accrued payroll subject to Plaintiff's UCC sale of the aforementioned
secured   collateral,   and  $32,833  in  cash   (collectively,   the   "Masanek
Settlement").

On October 26, 2005, the Company received notice that Bruno J. Riegl, a former officer of the Company, filed a Wage Claim against the Company in the State of Illinois, Department of Labor, Fair Labor Standards Division, seeking $28,153.38 in accrued salary and expenses, Wage Claim No. 05-004880. The Company has filed a response disputing Mr. Riegl's claim and intends to vigorously defend against the action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 30, 2005, the Company received a letter from Masanek and SBD ("note holder") claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1,150,000 Note. The Company engaged in discussions with SBD to resolve its claim of default and acceleration, however, on July 22, 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, good, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." As detailed in Part II,
Item I of this Form 10QSB, Default on the Note triggered the note holders right, under a Security Agreement dated November 19, 2004, to immediate possession of certain collateral in the Company including the Company's accounts, accounts receivables, goods, equipment inventory, machinery, fixtures, cash, securities, all intellectual property including trademarks, service marks, trade names, copyrights, patents, patent licenses, contracts and other tangible and intangible contracts. On September 29, 2005, the Company entered a settlement agreement with the note holder providing that the Company would not contest the Entry of Judgment for transfer of the aforementioned collateral to the note holder in exchange for the note holder's payment of all accrued employee-health insurance premiums, in the amount of $31,000, payment of $20,000 toward accrued payroll subject to Plaintiff's UCC sale of the aforementioned secured collateral, and $32,833 in cash.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

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

10.18    Business Development Agreement with Excipio Group, S.A.

31.1     Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2     Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32       Certification   of  CEO  and  CFO   pursuant  to  Section  906  of  the
         Sarbanes-Oxley Act

(b) Reports on Form 8-K.

During the period ended September 30, 2005, and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

Date of Event Reported                          Items Reported*
----------------------                          --------------
July 7, 2005                                    Items 5.02 and 9.01

July 25, 2005                                   Items 2.04 and 9.01

September 13, 2005                              Item 8.01

October 6, 2005                                 Items 5.02, 8.01 and 9.01


* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                           TECHALT, INC.



December 21, 2005                          /s/ David M. Otto
                                           ----------------------------------
                                           David M. Otto
                                           Chairman & Chief Executive Officer


December 21, 2005                          /s/ David M. Otto
                                           ----------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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

* Previously filed.