Form 10KSB/A
period 2004-12-31
TechAlt, Inc.
filed 2006-01-18
CIK 1097945

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

            CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, as amended, including the information we incorporate by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) whether the prime vendor contract for secured first responder communications between IBM and Cook County is successfully completed; (2) whether our significant component suppliers are able to deliver their products on a timely basis; (3) whether our investors exercise their warrants to purchase shares of common stock for $1.00 per share from us; (4) the ability of the Company to attract and retain key personnel; (5) potential litigation with our shareholders; (6) the Company's ability to comply with federal, state and local government regulations; and (7) other factors over which we have little or no control.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                  TECHALT, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this prospectus. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under "Risk Factors" and those included elsewhere in this Annual Report on Form 10-KSB, as amended.

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

The Company's undertook several major activities during the year which resulted in net loss of $4,727,301 for the twelve months ended December 31, 2004. These activities included the settlement of a lawsuit, merger of the company, issuance and sale on a the Series A Convertible Preferred Stock, filing of the Registration Statement on Form SB-2 and the further development of the products of the company. As a result of these activities significant expenses were incurred in the last quarter of the year relating to legal, accounting and consulting services.

Selling,   general   and   administrative   expenses  of   $3,258,705   included
approximately $1,237,000 of legal and accounting fees, $101,000 which are accrued at December 31, 2004. The remaining $2,021,705 of selling, general and administrative included $179,000 of compensation agreement expense representing amounts owed the Company's Chief Executive Officer upon execution of the Compensation Agreement, which amounts have been paid as of December 31, 2004, $420,000 of registration rights liability expense, $180,600 of warrants issued for services, $172,500 of warrants issued for settlement and $373,000 of amortization of deferred compensation. The $1,208,000 of research and development expenses are comprised primarily of compensation and related expenses. As part of this Settlement Agreement, the company acquired intellectual property rights. Approximately $385,000 of "In - process Research and Development" costs associated with this were immediately expensed.

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which among other things, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during reporting periods. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies applied in December 31, 2004 financial statements include accounting for revenues, accounting for research and development costs, accounting for non-cash issuances of capital stock.

REVENUE RECOGNITATION - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery terms are generally FOB shipping point, typically the Company's facility. Amounts billed in advance of revenue recognition are included in deferred revenue.

STOCK BASED COMPENSATION - The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transaction and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 has been applied.

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

As more fully described in Note 10, subsequent to the issuance of the Company's 2004 consolidated financial statements and our report thereon dated March 25, 2005, we became aware that those consolidated financial statements required revisions to increase the expense relating to warrants issued, increase the liability and expense to treat the registration rights agreement as a derivative, record a constructive dividend for a beneficial conversion feature on preferred stock and reclassify Series A Preferred Stock to temporary equity. In our related report, we expressed an unqualified opinion with an explanatory paragraph describing conditions that raise doubt about the Company's ability to continue as a going concern. Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raise doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses including a net loss in 2004 of $4,727,301, has cash used in operations in 2004 of $2,489,809, and has a working capital deficit of $1,498,728 and a stockholders' deficit of $6,320,314 at December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 25, 2005 (except for Note 10 as to which
                the date is December 20, 2005)

                          TechAlt, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2004


                                                                                     As Restated
                                                                                      (Note 10)
                                                                                    ------------
Current assets
  Cash and cash equivalents                                                         $ 1,202,748
  Accounts receivable, net of allowance of $28,000                                       96,319
  Inventories                                                                           208,800
  Prepaid expenses and other current assets                                             130,405
                                                                                    -----------
     Total current assets                                                             1,638,272
Property and equipment, net                                                             120,228
                                                                                    -----------

           Total assets                                                             $ 1,758,500
                                                                                    ===========

Current liabilities
  Accounts payable                                                                  $   393,513
  Accounts payable-related parties                                                      203,576
  Accrued liabilities                                                                   186,212
  Deferred revenue                                                                    1,051,280
  Current portion of notes payable to bank                                               21,508
  Advances due to officer                                                               138,780
  Current portion of note payable due to affiliate of shareholder                       650,000
  Accrued preferred stock dividends                                                      12,131
  Fair value of registration rights                                                     480,000
                                                                                    -----------
          Total current liabilities                                                   3,137,000
Notes payable to bank, net of current portion                                            32,693
Note payable to affiliate of shareholder, net of current portion                        500,000
                                                                                    -----------
          Total liabilities                                                           3,669,693
                                                                                    -----------

Commitments and Contingencies (Note 5)

Series A Preferred Stock subject to potential recission, net of offering costs of $1,332,004, plus BCF value of $1,806,125, 4,820,000 million are authorized and designated as Series A Preferred Stock, 3,935,000 shares issued and
  outstanding, liquidation preference of $7,870,000                                   4,409,121
                                                                                    -----------
Stockholders' Deficit
  Preferred stock, $0.001 par value, 100,000,000 shares authorized                           --
  Common stock, $0.001 par value,
    500,000,000 shares authorized, 13,234,800 shares issued and outstanding              13,235
  Additional paid-in capital                                                          1,723,817
  Deferred stock-based consulting                                                      (303,192)
  Accumulated deficit                                                                (7,754,174)
                                                                                    -----------
     Total stockholders' deficit                                                     (6,320,314)
                                                                                    -----------

           Total liabilities and stockholders' deficit                              $ 1,758,500
                                                                                    ===========


          See accompanying notes to consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                      Consolidated Statements of Operations



                                            Year ended December 31,
                                          --------------------------
                                              2003          2004
                                          -----------    -----------
                                                         As Restated
                                                          (Note 10)

Revenue                                   $   192,209    $   291,120
Cost of goods sold                            128,193        101,511
                                          -----------    -----------
Gross profit                                   64,016        189,609
                                          -----------    -----------
Operating expenses
  Selling, general and administrative         581,082      3,258,705
  Research and development                     19,665      1,208,808
  Business development                        149,527        438,952
                                          -----------    -----------
     Total operating expenses                 750,274      4,906,465
                                          -----------    -----------

Loss  from operations before interest        (686,258)    (4,716,856)
Interest expense                                   --        (10,445)
                                          -----------    -----------

Net loss                                     (686,258)    (4,727,301)

Preferred stock dividends                          --     (1,824,559)
                                          -----------    -----------

Net loss attributable to holders of
common stock                              $  (686,258)   $(6,551,860)
                                          ===========    ===========

Basic and diluted net loss attributable
to holders of common stock                $     (0.07)   $     (0.67)
                                          ===========    ===========


Weighted average shares used
  in computing loss per share               9,544,000      9,809,016
                                          ===========    ===========


          See accompanying notes to consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
           Consolidated Statement of Changes in Series A Preferred
             Stock Subject to Potential Rescission and
                    Changes in Stockholders' Deficit
                     Years Ended December 31, 2003 and 2004
                                   As Restated
                                    (Note 10)


                                                                 Total
                                                               Series A
                                                            Preferred stock                Common stock
                                                        -----------------------        --------------------
                                                         (Subject to Potential
                                                             Rescission)

                                                         Shares        Amount            Shares      Amount
                                                        ---------   -----------        ----------   --------
Balance at December 31, 2002                                   --   $        --         9,544,000   $  9,544
  Net loss                                                     --            --                --         --
                                                        ---------   -----------        ----------   --------
Balance at December 31, 2003                                   --            --         9,544,000      9,544
Shares deemed issued to shareholders of Dendo
  Global Corp. in connection with recapitalization             --            --         1,656,000      1,656
Common stock issued for cash                                   --            --           100,000        100
Common stock issued for services                               --            --           700,000        700
Common stock issuable for services                             --            --           100,000        100
Common stock issued for services                               --            --           894,800        895
Common stock issuable for services                             --            --           240,000        240
Warrants to purchase common stock issued for services
Offering costs paid in common stock and warrants               --    (1,042,004)               --         --
Offering costs paid or accrued                                 --      (290,000)               --         --
Issuance of Series A Convertible Preferred for cash     3,835,000     3,835,000                --         --
Issuance of Series A Convertible Preferred
  upon conversion of convertible debenture                100,000       100,000                --         --
Dividend for beneficial conversion value of
  Preferred Series A conversion option                         --     1,806,125                --         --
Preferred stock dividends                                      --            --                --         --
Warrants to purchase common stock issued for services          --            --                --         --
Amortization of deferred stock-based consulting                --            --                --         --
  Net loss                                                     --            --                --         --
                                                        ---------   -----------        ----------   --------
Balance at December 31, 2004                            3,935,000   $ 4,409,121        13,234,800   $ 13,235
                                                        =========   ===========        ==========   ========

                                                         Additional      Deferred                       Total
                                                           paid-in     stock-based    Accumulated   Stockholders'
                                                           capital      consulting      deficit        Deficit
                                                        ------------    ----------    -----------    -----------
Balance at December 31, 2002                            $     (8,544)   $       --    $  (516,056)   $  (515,056)
  Net loss                                                        --            --       (686,258)      (686,258)
                                                        ------------    ----------    -----------    -----------
Balance at December 31, 2003                                  (8,544)           --     (1,202,314)    (1,201,314)
Shares deemed issued to shareholders of Dendo
  Global Corp. in connection with recapitalization           (36,608)           --             --        (34,952)
Common stock issued for cash                                  49,900            --             --         50,000
Common stock issued for services                             349,300            --             --        350,000
Common stock issuable for services                            49,900            --             --         50,000
Common stock issued for services                             446,505            --             --        447,400
Common stock issuable for services                           119,760      (120,000)            --             --
Warrants to purchase common stock issued for services        344,604            --             --        344,604
Offering costs paid in common stock and warrants                  --            --             --             --
Offering costs paid or accrued                                    --            --             --             --
Issuance of Series A Convertible Preferred for cash               --            --             --             --
Issuance of Series A Convertible Preferred
  upon conversion of convertible debenture                        --            --             --             --
Dividend for beneficial conversion value of
  Preferred Series A conversion option                            --            --     (1,806,125)    (1,806,125)
Preferred stock dividends                                         --            --        (18,434)       (18,434)
Warrants issued for settlement                               172,500            --             --        172,500
Warrants to purchase common stock issued for services        236,500      (236,500)            --             --
Amortization of deferred stock-based consulting                   --        53,308             --         53,308
  Net loss                                                        --            --     (4,727,301)    (4,727,301)
                                                        ------------    ----------    -----------    -----------
Balance at December 31, 2004                            $  1,723,817    $ (303,192)   $(7,754,174)   $(6,320,314)
                                                        ============    ==========    ===========    ===========

                See accompanying notes to consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                                     Year ended December 31,
                                                                                     ------------------------
                                                                                        2003          2004
                                                                                     ----------   -----------
                                                                                                  As Restated
                                                                                                   (Note 10)
Cash flows from operating activities:
 Net loss                                                                            $ (686,258)  $(4,727,301)
    Adjustments to reconcile net loss to net cash
      used  by operating activities:
        Depreciation and amortization expense                                             6,081        18,964
        Stock and warrants issued for services                                               --       180,600
        Warrants issued for settlement                                                       --       172,500
        Bad debt                                                                             --        28,000
        Amortization of deferred compensation                                                --        22,708
        Acquired In-Process research and development                                         --       372,971
        Changes in operating assets and liabilities:
           Accounts receivable                                                          (10,125)     (114,194)
          Prepaid expenses and other current assets                                       9,371      (128,875)
          Accounts payable                                                               50,692       283,669
          Accrued liabilities                                                            21,591        96,301
          Advances due to officer                                                            --        35,031
          Due to employees                                                                   --        (8,080)
          Accounts payable-related party                                                     --      (244,783)
          Deferred revenue                                                                   --     1,042,680
          Fair value of registration rights                                                  --       480,000
                                                                                     ----------   -----------
               Net cash used by operating activities                                   (608,648)   (2,489,809)
                                                                                     ----------   -----------
Cash flows from investing activities:
     Purchase of property, plant &equipment                                             (15,334)     (122,205)
     Proceeds from disposal of automobile                                                 8,400            --
                                                                                     ----------   -----------
          Net cash used by investing activities                                          (6,934)     (122,205)
                                                                                     ----------   -----------
Cash flows from financing activities:
     Proceeds from short term borrowing                                                      --       304,201
     Proceeds from convertible debenture                                                     --       100,000
     Payment of short term borrowing                                                         --      (250,000)
     Payment of preferred stock dividends                                                    --        (6,302)
     Offering costs                                                                          --      (205,000)
     Repayment of bank overdraft                                                         11,756       (13,137)
     Advances payable to affiliate of shareholder                                       193,518            --
     Advances from officer                                                              103,749            --
     Amounts payable to affiliate of shareholder                                        306,559            --
     Proceeds from sale of preferred stock                                                   --     3,835,000
     Proceeds from sale of common stock                                                      --        50,000
                                                                                     ----------   -----------
          Net cash provided  by financing activities                                    615,582     3,814,762
                                                                                     ----------   -----------
Net increase  in cash and cash equivalents                                                   --     1,202,748
Cash and cash equivalents, beginning of year                                                 --            --
                                                                                     ----------   -----------
Cash and cash equivalents, end of year                                               $       --   $ 1,202,748
                                                                                     ==========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                             $       --   $     1,484
                                                                                     ==========   ===========
  Cash paid for taxes                                                                $       --   $        --
                                                                                     ==========   ===========

Supplemental disclosure of non-cash investing and financing activities:
      Note issued for inventory, in-process rdand accounts payable-related party     $       --   $   595,482
                                                                                     ==========   ===========
    Intellectual property acquired with note payable to affiliate of shareholder     $       --   $   372,971
                                                                                     ==========   ===========
    Preferred stock issued upon conversion of convertible debenture                  $       --   $   100,000
                                                                                     ==========   ===========
   Equity offering costs accrued                                                     $       --   $    85,000
                                                                                     ==========   ===========
   Net liabilities acquired in recapitalization                                      $       --   $    34,952
                                                                                     ==========   ===========


          See accompanying notes to consolidated financial statements.

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

BASIS OF PRESENTATION AND GOING CONCERN - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recurring net losses including a net loss in 2004 of $4,727,301, has cash used in operations in 2004 of $2,489,809, and has a working capital deficit of $1,498,728 and a stockholders' deficit of $6,320,314 at December 31, 2004. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, additional equity financing activities, the expansion of bank and vendor financing and cash flows generated from sales activities all of which, Management believes will provide the Company the ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4", SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67", and SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" were recently issued. SFAS No. 146, 147, 148, 149, 150, 151, 152 and 153 had no applicability to the Company or their effect on the financial statements was not significant. In December 2004, the FASB issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability award will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123 and supercedes APB Opinion No. 25, and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

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

Settlement Agreement - Pursuant to terms of the Settlement Agreement between the TechAlt and Masanek, among other things, (i) the License Agreement entered into between TechAlt and TAI in August 2004 was rescinded, which rescission included rescinding the 10,044,000 shares of TechAlt common stock issued pursuant to the License agreement, (ii) TechAlt paid Masanek $650,000 cash, (iii) TechAlt and Masanek entered into Sales, Consulting, Registration Rights, Right of First Refusal and Escrow Agreements, (iv) TechAlt issued a Convertible Promissory Note for $1,150,000 to Services by Designwise, Ltd. ("SBD"), a company owned by Masanek, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of TechAlt common stock on the basis of $1.00 per share, and secured by substantially all assets of TechAlt, (v) TechAlt issued warrants to Masanek for the right to purchase for a period of five years 750,000 shares of TechAlt common stock for $1.00 per share with a cashless exercise provision (determined to have a Black-Scholes pricing model fair value of $172,500 (See Note 6)), (vi) TechAlt received from SBD the assignment of all right, title and interests in certain intellectual property and inventory of SBD relating to In-Car Based Communications Data Capture and Video Systems (such intellectual property and inventories having estimated fair values of approximately $386,000 and $209,000, respectively), (vii) TechAlt paid $140,000 for the attorneys fees of Masanek, and (viii) settlement of certain claims made by Masanek against TechAlt and others in a lawsuit filed in the Circuit Court of Cook County, Illinois, (ix) the Company entered into a 3 year sales agreement with a commitment for the Company to purchase from SBD $1,250,000 of equipment inventory per year plus pay 6.25% to 6.75% royalties on certain third party supplied goods, and (x) a consulting agreement for which the Company will pay SBD $25,000 for the first four months and $6,250 per month for the next 32 months plus other benefits.

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

Financial Advisor Arrangement - Pursuant to terms of an arrangement with a financial consultant, in August 2004, the Company issued 300,000 shares of its common stock for services provided. The Company has accounted for this transaction as financial consulting expense of $150,000, the estimated fair value of common stock issued based on a contemporaneous sale, and as an increase in common stock and paid-in capital.

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

In connection with an investment banking agreement, at December 31, 2004 the Company had issuable 894,800 common shares and warrants to purchase 768,000 common shares at $0.50 exercisable for four years. The $447,400 value of the common stock based on the valuation of $.50 per share based on a contemporaneous sale and $213,504 value of the common stock warrants (based on a Black-Scholes valuation using zero dividends and 71% volatility, interest rate of 3.48% and term of 4 years) was treated as offering costs deducted from Series A funds raised as a charge to additional paid-in capital. (see Note 6)

In connection with a one-year Public Relations agreement entered into in late November 2004, the Company has issuable 240,000 common shares valued at $120,000 based on the valuation of common stock at $.50 per share and warrants to purchase 500,000 common shares at $.50 per share based on a contemporaneous sale and 500,000 at $1.00 per share. The warrants were valued at $139,000 (based on a Black-Scholes valuation using zero dividends and 71% volatility, interest rate of 3.48% and term of 4 years). The total value of $259,000 has been deferred as a component of stockholders equity and is being amortized over the one-year term. Amortization was $53,308 in 2004. (see Note 6)

Business Development Agreement - In February 2005, the Company entered into a one-year Business Development Agreement with a financial advisor, which replaces the Company's prior agreement with the advisor and one of its affiliates. Pursuant to terms of the Business Development Agreement, the Company paid or accrued $290,000 and is to issue a total of 600,000 shares of its common stock and 570,000 warrants to purchase Company common stock at a price of $1.00 per share with a four-year term, and has agreed to pay fees for future financing funds received by the Company during the agreement term of cash equal to 10% of future financing proceeds received and 10% of the securities issued in the financing. Pursuant to terms of the replaced agreements, as of December 31, 2004 the Company issued 400,000 shares and has issuable 100,000 shares of its common stock to this advisor for business development services related to raising capital, and sold 100,000 shares of common stock for $50,000 cash. The warrants were valued at $131,100 and reated as an offering cost offset against Preferred Series A proceeds. (see Note 6)

Operating Lease - The Company leases its office and manufacturing facilities pursuant to terms of a lease agreement. Prior to May 2003, the Company leased the facilities pursuant to a series of short-term lease agreements. Commencing in May 2003, the Company entered into a three year lease, requiring monthly rents of approximately $6,700, increasing to approximately $7,100 during the last year of the lease. Rent expense for the years ended December 31, 2003 and 2004, approximated $69,000 and $93,700, respectively, and is included in selling, general and administrative expense. Future minimum lease obligations pursuant to the lease approximate $84,000 and $28,000 during 2005 and 2006, respectively.

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

Registration Statement on Form SB-2 - The Company is in the process of filing a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding registration of approximately 40 million shares of Company common stock to be sold by certain stockholders. The selling stockholders will offer common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from sales of common stock by selling stockholders. Shares of Company common stock are not currently quoted on any exchange or over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board. The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines. (See Note 10)

NOTE 6 - STOCKHOLDERS' EQUTIY

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

Convertible Debenture and Conversion to Series A Preferred

In June 2004, the Company entered into a 10% Secured Cumulative Convertible Debenture in the amount of $100,000, with a maturity date in June 2005, or earlier under certain circumstances. There was no beneficial conversion value at the issuance date as the conversion price was equal to the fair value of Preferred Series A stock based on the offering at that time. The debenture was secured by one of the Company's patents. In December 2004, a conversion agreement was executed converting the principal amount into 100,000 shares of the Company's Series A Convertible Preferred Stock and Warrants to purchase 200,000 shares of common stock on the terms and conditions of the Offering.

The Company evaluated whether the Series A Convertible Preferred Stock, embedded conversion options, additional investment rights, warrants, and registration rights agreement qualify for classification as equity or liabilities in accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) ("SFAS 133"), EITF 00-19 "Accounting for Debenture Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and related interpretations.

The Company concluded that all instruments qualified as equity except for the registration rights agreement which was determined to be a separate derivative instrument to be accounted for as a liability under SFAS 133 at fair value. The fair value of the registration rights agreement was determined to be $480,000 as of December 31, 2004, which is charged to other expense.

The Company determined that as an equity instrument the conversion feature was subject to EITFs 98-5 and 00-27 for beneficial conversion feature ("BCF") and computed a BCF value of $1,806,125, which is treated as a constructive dividend with the credit included in the Preferred Stock Series A line item in the accompanying balance sheet.

Series A Convertible Preferred Stock Subject to Potential Rescission - In July 2005, Company management became aware that holders of 3,935,000 shares of the Company's Series A Preferred Stock outstanding at December 31, 2004 (with related gross proceeds of $3,935,000) may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was originally filed by the Company in November 2004. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock (which were the basis of the sale of additional shares of Series A Preferred Stock) being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and, accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

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

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. As of December 31, 2004, the Company's consolidated balance sheet reflects a temporary equity value of $4,409,121, net of offering costs of the $1,332,004 plus the value of the beneficial conversion feature of $1,806,125 relating to that portion of Series A Preferred Stock subject to potential rescission, which has been reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "Series A Preferred Stock Subject to Potential Rescission", in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

Common Stock

In August 2004, a consultant was issued 300,000 common shares valued at $150,000 based on a $.50 per share valuation of common stock based on a contemporaneous sale of common stock. The $150,000 was expensed. (see Note 5)

In 2004 as amended in February 2005, 400,000 shares were issued and 100,000 re issuable at December 31, 2004 under an agreement for capital raising services and 100,000 shares were issued for cash of $50,000 to a financial consultant. The shares for services were valued at $250,000 based on the $.50 per share common stock valuation from a contemporaneous sale of common stock. The $250,000 was charged to additional paid-in capital as a Series A Preferred offering cost. (see Note 5)

In 2004, 894,800 common shares became issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares are valued at the $.50 per share based on a contemporaneous sale of common stock or an aggregate $447,400 which was charged to additional paid-in capital as an offering cost. (see Note 5)

At December 31, 2004 the Company has 240,000 common shares issuable valued at $120,000 or $.50 per share based on a contemporaneous sale of common stock, issuable pursuant to a Public Relations Agreement. The $120,000 is deferred as a component of equity to be amortized over the one-year term of the agreement. Amortization in 2004 was $22,708. (see Note 5)

In December 2004, the original shareholders of TechAlt, Inc. (f/k/a Dendo Global) were deemed to have been issued 1,656,000 common shares pursuant to a recapitalization of the Company (see Note 3).

Warrants and Options outstanding

In connection with various financing transactions and consulting and other agreements in 2004, the Company has issued investors, advisors and shareholders warrants and options to purchase shares of the Company's common stock. Those warrants and options had a life of either four or five years. Compensatory warrants were valued using the Black-Scholes option pricing model with the following assumptions: Exercise prices $0.50 or $1.00, expected term 4 to 5 years, expected volatility 71%, dividend rate of 0% and interest rate of 3.31% to 3.55%. The resulting value of $236,500 for services is being amortized over the contractual term of the related service agreement. A resulting value of $344,604 ($213,504 and $131,100 - See Note 5) has been treated as offering costs on Preferred Series A stock and has been offset against the proceeds on the preferred stock line item on the consolidated balance sheet. The resulting value of $172,500 was related to the Settlement Agreement discussed in Note 2 and was charged to settlement expense. (See Note 5) A summary of the options issued as of December 31, 2004, and changes during the year is as follows:

                          TECHALT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2004

                                                                 Weighted
                                                                  Average
                                                Number of        Exercise
                                            Warrants/Options       Price
                                            ----------------      -------
Balance at Beginning of year                            0        $     --
Compensatory Warrant/Options-non employee       2,338,000        $   0.73

Compensatory Warrant/Option-employee                    0               0

Non-Compensatory Warrant/Option-non-employee    8,620,000            1.00
                                               ----------        --------
Balance at End of year                         10,958,000        $   0.94
                                               ==========        ========

Exercisable at end of year                     10,958,000        $   0.94
                                               ==========        ========

Weighted average fair value of compensation warrants
   during the year                                               $   0.25
                                                                 ========


The  following  table   summarizes   information   about  warrants  and  options
outstanding at December 31, 2004:

             Options Outstanding                           Options Exercisable
 --------------------------------------------   ------------------------------------------
                                 Weighted                       Number         Weighted
                Number            Average        Range       Outstanding        Average
 Range of      Outstanding       Remaining        of              at           Remaining
 Exercise      at December      Contractual     Exercise       December       Contractual
   Price         31, 2004           Life         Price         31, 2004          Life
 ----------   ---------------   -------------   ---------    -------------    ------------
 $    0.50         1,268,000        4.32        $    0.50        1,268,000            4.32
 $    1.00         9,690,000        4.90        $    1.00        9,690,000            4.90
              ---------------                                -------------
                  10,958,000                                   10,958,000

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

NOTE 8 - INCOME TAXES

There was no income tax during 2003 and 2004 due to the Company's net loss. The Company's tax expense differs from the "expected" tax expense for the year ended December 31, (computed by applying the federal corporate tax rate of 35% to loss before taxes), as follows:

                                         2003               2004
                                         ----               ----

 Computed "expected" tax benefit     $   240,200       $ 1,654,750
 Non deductible costs                     (3,800)         (222,250)
 State income tax benefit                 34,300           202,200
 Change in valuation allowance          (270,700)       (1,634,700)
                                     -----------       -----------
                                     $        --       $        --
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

NOTE 10 - RESTATEMENT

RESTATEMENT - In July 2005, Company management became aware of the possibility that holders of the Company's Series A Preferred Stock may be entitled to certain rescission rights. As a result, the Company's December 31, 2004 consolidated balance sheet has been restated to reclassify the gross proceeds received from the sale of these securities and the related offering costs out of stockholders' equity, where originally recorded, to the balance sheet classification "Series A Preferred Stock Subject to Rescission" in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities. The consolidated statement of stockholders' equity for the year ended December 31, 2004 has been similarly be restated for this reclassification. There was no effect on the Company's consolidated statements of operations or of cash flows.

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

Additionally, the Company is restating its December 31, 2004 consolidated financial Statements as they determined that the registration rights agreement should have been accounted for as a derivative at fair value. The effect of this restatement is to increase the registration rights liability at December 31, 2004 by $420,000 (from $60,000 to $480,000) with a corresponding charge to other expenses.

Additionally, the Company is restating it's December 31, 2004 consolidated financial statements to record as a constructive dividend and credit to Series A Preferred Stock for the $1,806,125 intrinsic value of the beneficial conversion feature.

Relevant footnote disclosures have been revised as applicable.

The aggregate net effect on operations of the above adjustments is to increase net loss by $623,100 and net loss attributable to common stockholders by $2,429,225, and net loss per share by $0.25 per share.

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

Code of Ethics

The Company has adopted a Code of Ethics. The Code of Ethics is Exhibit 14 to this 10-KSB, as amended. The Company hereby undertakes to provide any person without charge, upon request, a copy of the Company's Code of Ethics. Requests for copies of the Company's Code of Ethics may send such communication via the method listed below:

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
Name and                     Year      Salary     Bonus   Compensation  Award(s)    Options/
Principal Position                       ($)       ($)        ($)         ($)        SARS (#)     ($)           ($)

(a)                          (b)         (c)       (d)        (e)         (f)        (g)          (h)           (i)

------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
James Solomon, CEO            2004    $168,415         0    $10,408 (1)      0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
Peter Lynch, COO              2004    $ 40,385         0          0          0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
James Hurley, CFO             2004    $  5,538         0          0          0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
Barbara Roberts,              2004    $116,546         0          0          0          0            0             0
VP - Sales &Business
Development
-----------------------------------------------------------------------------------------------------------------------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle State of Washington, on January 13, 2006.


                                              TECHALT, INC.

                                              By: /s/ David M. Otto
                                                 -------------------------------
                                                 David M. Otto
                                                 Chairman & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on January 13, 2006.


Signature                              Title

/s/   David M. Otto                   Chairman and Principal Executive Officer,
                                      Principal Financial Officer
----------------------------------
David M. Otto

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