Form 10KSB
period 2005-12-31
TechAlt, Inc.
filed 2006-05-22
CIK 1097945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                             For Fiscal Year Ended
                                December 31, 2005

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

                                 (206) 838-9736
                (Registrant's telephone no., including area code)

Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes |_| No |X|

Revenues for year ended December 31, 2005 $2,764,227

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005 was $386,744.

Number of shares of the registrant's common stock outstanding or issuable as of March 29, 2006 was 13,477,296.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

TechAlt, Inc., a Nevada corporation ("TechAlt" or the "Company") develops technologies for sale and implementation into the homeland security market. The Company currently focuses on secure wireless communications toolset to be used by emergency first responders in the public sector and for communications interoperability, multi level integration of communications and collaboration enhancement within both the public and private sectors.

The convergence of video, voice, and data requires larger transmission bandwidth than current radio systems can efficiently provide. In addition, public safety officials require redundant networks to ensure communication capability in the event the primary system is damaged or destroyed. TechAlt's toolset provides multi-network capable communications for the Police, EMS, other Homeland Security Agencies as well as private security firms. The 17,000 police departments in the United States are just one component of TechAlt's potential customer base. Other public entities include nationwide; fire and EMS agencies, municipal public works entities, and the 360 agencies (CIA, FEMA, ATF, Customs, Coast Guard, etc.) that fall under the jurisdiction of the Department of Homeland Security (DHS) as well as privately employed public events coordinators. In 2004, DHS established a focused funding category designated the Urban Area Security Initiative (UASI) made up of thirty-four target communities and set aside $670 million in funding for first responder solutions for these communities.

The Company is currently targeting local, state, and federal public safety and service agencies that are interested in pooling their communications resources into a single, shared standards-based infrastructure that will support public safety first responders within these UASI communities, as well as privately operated, public events security firms and systems managers.

TechAlt initially began developing an in-car camera system, used in law enforcement agencies, which subsequently evolved into a secure integrated image, voice and data wireless delivery solution. TechAlt's first major visible project was for Cook County, Illinois, for which TechAlt was instrumental in the development of Cook County's Urban Area Security Initiative grant proposal, through which Cook County received over $37 million, with IBM awarded as the Prime contractor. TechAlt, as a subcontractor, had revenues of approximately $2.3 million in 2005 relating to this conract. As a foreclosure on substantially all of the assets of the Company (as detailed, below) this contract has been terminated.

On June 30, 2005, the Company received a demand from a creditor of the company, Service By Designwise, Ltd. and Paul Masanek (collectively, "Designwise"), claiming that the Company had defaulted on its payment obligations under a Note to Designwise, under which Designwise had the right to accelerate the full payment of a $1,150,000 promissory note (the "Note"). Pursuant to a security agreement created in connection with the Note to Designwise, Designwise demanded "all accounts, accounts receivable, good, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property."

On September 8, 2005, the Company received notice that Designwise filed legal action in the Circuit Court of Cook County, Illinois County Department, Law Division, seeking an Order of Replevin against the Company. Under the Order of Replevin, the Plaintiff alleged that the Company is in default for nonpayment on the Note. On September 29, 2005 the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets in relation to intellectual property and contracts. The terms of the settlement with Designwise are discussed in greater detail, herein.

As s Result of the above foreclosure, the Company ceased substantially all operations in connection with its IBM and Cook County related contracts and closed its offices in Arlington Heights, IL, but continues to focus on the development of technologies in the homeland security sector.

On February 17, 2006 TechAlt, Inc. the Company and Cypher Wireless, Inc. ("Cypher Wireless"), entered into an acquisition agreement to merge a wholly owned subsidiary of the Company with and into Cypher Wireless and to rename Cypher Wireless "TechAlt Security Technologies, Inc." (the "Acquisition"), which shall exist as an operating subsidiary of Registrant. The agreement provides that all of the shares of common stock of Cypher Wireless issued and outstanding at the time the merger becomes effective under applicable state law will be converted into common stock of the Company such that the current holders of Cypher Wireless common stock will hold approximately 35% of all shares of Registrant's common stock outstanding immediately after the closing of this Acquisition. The Acquisition became effective on April 26, 2006. The Acquisition may be cancelled and unwound at any time during the twelve (12) month period following the Acquisition for material breach of any of the representations and warranties or covenants of the Acquisition if such breach is not cured within thirty days of written notice, if the parties fail to obtain external financing of not less than $2,000,000, or for failure to resolve the existing debt and material liabilities of the parties in a manner acceptable to or Registrant or Cypher Wireless.

Cypher was formed on or around February 17, 2006 to license certain assets of Ascentry Technologies, Inc., a five year-old technology communications company focusing on the homeland security market, pursuant to an agreement under which Cypher licenses, with an option to purchase, the intellectual property of Ascentry. Cypher is an innovator in communication software and security solutions, primarily focusing within the communications platform to serve first responder teams in public safety, physical security organizations across a variety of industries, and federal, state, and local governments. Cypher's software and technology solutions create environments where both equipment and individuals can communicate between a variety of platforms, and seeks to create additional value for customers by linking together existing equipment and new technologies without having to replace entire systems to gain the benefits of digital control, collaboration, and creation. The Company expects that the Acquisition will be an important step in TechAlt's continuing plans to diversify its opportunities in the homeland security sector through the acquisition of proprietary, sustainable security technologies.

MARKET SOLUTION

TechAlt, through its integration of hardware, network, and communications components, which TechAlt continuously strives to develop and improve, currently focuses on the delivery a complete technology solution that communicates data and mission critical imagery between remote first responders, public and private security personnel and central command and control centers by using any and all existing public wireless networks, coupled with secure agency networks, thereby creating a common networking platform. These existing wireless networks include the new WiMAX, 802.11 or Wi-Fi networks, unlicensed frequencies and spread spectrum technologies, which include licensed frequencies, for which the carriers pay a fee to the government to be utilized in specific locations.

TechAlt's historical product consisted of a ruggedized, climate-controlled vault", which houses either VCR, DVD or Hard Drive and control electronics, an overhead console providing a video monitor and user interface, a forward facing 176X Zoom camera and an infra-red rear seat camera/microphone. Enhanced versions of the systems, with a universal laptop computer interface product.

The TechAlt solution provides a scalable, robust, secure, communications method for first responders to provide interagency interoperability, communication and collaboration. The Department of Homeland Security (DHS) budget to build this capability has been approximately $3.5 billion out of $37.5 billion for the last three fiscal years. TechAlt currently offers an integrated line of products and services. The current product offerings include:

o TechAlt Multihop 2100 Wireless Routers enabling the creation of ad hoc networks

o Portable Surveillance-Camera Video Recording Systems

o Wireless Communications Module. These multi-network capable mobile or Fixed Location system, this product creates a secure incident scene virtual private network that allows first responders to maintain communications even if major infrastructure is destroyed. Designed to be the common communication interface solution, the Communications Module also provides wireless connectivity among in-building camera systems, emergency response vehicles and dismounted first responders.

MARKET OPPORTUNITY

TechAlt is intensely focused on attractive market opportunities. The market for communications and emergency services has been experiencing tremendous growth. TechAlt believes that this, in combination with TechAlt's reseller partner's developing contract opportunities, positions the Company very well for accessing the approximately $3.5 billion annual interagency interoperability, communication and collaboration homeland security market. In addition, the interest being expressed by education, corporate and commercial organizations in providing a better level of image-based security for 802.11 or WiFi applications, as well as secure mobile wireless services continues to grow at a 58% annual growth rate.

In the United States and internationally, emergency services and first response markets are experiencing a fundamental shift from wired to wireless communications. This shift is being driven by the compelling economic and practical advantage of wireless: migrating from a wired to a wireless infrastructure can improve an organization's financial performance through increased productivity and reduced costs. With TechAlt's systems, productivity can be increased through greater functionality and flexibility in remote access locations, vehicles, portable handheld computers and cell phones. Costs can be reduced through lower communications expenses, as well as fewer man-hours, less paperwork and reduced court time, and by improved community support.

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

Sales/Growth Strategy: Since November 2004, TechAlt has been in the process of building an integrated sales team consisting of both direct and indirect resources. In connection with the litigation regarding, and disposition of, substantially all of its assets pursuant to the Designwise Settlement, all sales related employees either resigned or were terminated. Subsequent to the Designwise Settlement, TechAlt commenced the process of re-building a sales team. Specifically, the Company currently developing an in-house direct sales force that will work with sales consultants and that will identify, train and support a network of channel partners and Value Added Resellers ("VARS"). The Company expects such prospective partners to include government large system integrators, small system integrators, hardware equipment providers, security system and hardware manufacturers, and homeland security market participants.

Competitive Advantages: TechAlt has a technology and marketing strategy that positions it to benefit from the convergence of two rapidly growing markets: wireless communications and applications to support the objectives of Homeland Security. As more and more security threats move into the electronic world, the demand for flexible, cost-effective communications alternatives has exploded TechAlt uses the mobile imaging applications and secure wireless data communications as its entry point into this expanding marketplace. By proving its wireless communications technology in this demanding environment, TechAlt believes it is well positioned to expand into other industries, including community-wide wireless network management, banking, retail, health care, insurance, and transportation. TechAlt believes that its technology and operational model position it is an effective provider of secure wireless communications and imagery to any market that require solutions that:

o Serve significant numbers of remote users,
o Have time-critical communications,
o Rapidly create communication paths where none sufficiently exist,
o Augment existing make equipment, systems, networks and infrastructures, and
o Require market-proven technology.

TechAlt is currently working to extend itself into the areas of community-wide wireless "Hot Spot" networks, commercial (private) security monitoring, wireless advertising, mining applications, hazardous materials storage facilities, public and private transportation, and wireless credit card authorizations. In addition, TechAlt is working to expand the flexibility of the TechAlt solution to provide wireless data communications technology and interoperable voice communications for a wide variety of industries and municipalities. TechAlt has additional potential patent applications covering the integration of video and wireless communication techniques in a mobile environment. TechAlt is currently in discussions with several organizations to license, cross-license or form joint business relationships to capitalize on its patent, and continues to seek opportunities for the acquisition of additional technologies and technology partners in the homeland security sector and expects that diversification of complimentary technology applications will facilitate the Company's potential expansion.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE NO HISTORY OF PROFITABLE OPERATIONS AND MAY INCUR FUTURE LOSSES.

Since our inception, we have incurred losses and we may never achieve or sustain profitability. In addition, we expect our operating expenses to increase significantly as we expand our sales and marketing efforts and otherwise support our expected growth. Given these planned expenditures, we may incur additional losses in the near future.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY IN THE EMERGENCY FIRST RESPONDERS MARKET.

We face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by public companies that have recently changed their business strategies. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially harmed.

MOST OF OUR END-USERS ARE SUBJECT TO BUDGETARY AND POLITICAL CONSTRAINTS WHICH MAY DELAY OR PREVENT ENTRY INTO MATERIAL CONTRACTS.

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies.

WE ARE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH MAY CAUSE US TO INCUR LITIGATION COSTS AND DIVERT MANAGEMENT ATTENTION FROM OUR BUSINESS.

Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management's attention from our business. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

WE NEED ADDITIONAL FINANCING.

The expected expansion of our operations requires additional funding that can not be generated through operating revenue alone. We could be required to cut back or stop operations if we are unable to raise or obtain needed funding. Our ability to continue operations will depend on our positive cash flow, if any, from future operations or our ability to raise additional funds through equity or debt financing. Although we anticipate that future revenues and new capital from private and institutional investors will be sufficient to fund our current operations and capital requirements for the current fiscal year, we could be required to cut back or stop operations if we are unable to raise or obtain funds when needed.

SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

We intend to attempt to raise additional capital in the future to help fund our operations either through sales of shares of our common stock or securities convertible into shares of our common stock, through the issuances of debt, or some combination thereof. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. Pre-equity financing stockholders may experience additional dilution in net book value per share and any additional equity securities may additionally have rights, preferences and privileges senior to those of the holders of our common stock.

IF WE ARE UNABLE TO MANAGE OUR GROWTH, OUR GROWTH PROSPECTS MAY BE LIMITED AND OUR FUTURE PROFITABILITY MAY BE ADVERSELY AFFECTED.

We intend to expand our sales and marketing programs and our manufacturing capability. Rapid expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. Our systems, procedures, controls and management resources also may not be adequate to support our future operations. We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

THE PRICE OF OUR SECURITIES MAY BE VOLATILE, WHICH MAY LEAD TO LOSSES BY INVESTORS.

The price of our securities may fluctuate significantly in response to a number of factors, including:

o Our quarterly operating results;

o Changes in earnings estimates by analysts and whether our earnings meet or exceed such estimates;

o Announcements of technological innovations by us or our competitors;

o Additions or departures of key personnel; and

o Other events or factors that may be beyond our control.

Volatility in the market price of our securities could lead to claims against us. Defending these claims could result in significant litigation costs and a diversion of our management's attention and resources.

WE DO NOT INTEND TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

Any investors who have or anticipate any need for immediate income from their investment should not purchase any of the shares of common stock offered hereby.

PENNY STOCK REGULATIONS

The Securities Enforcement Penny Stock Act of 1990 requires specific disclosure to be made available in connection with trades in the stock of companies defined as "penny stocks". The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (I) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith as well as the written consent of the purchaser of such security prior to engaging in a penny stock transaction. The regulations on penny stocks may limit the ability of the purchasers of our securities to sell their securities in the secondary marketplace. Our common stock is currently considered a penny stock.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, as amended, including the information we incorporate by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) the ability of the Company to attract and retain key personnel; (2) potential litigation with our shareholders; (3) the Company's ability to comply with federal, state and local government regulations; and (4) other factors over which we have little or no control.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not currently own or lease any real property or invest in any real estate.

ITEM 3. LEGAL PROCEEDINGS

On September 8, 2005, the Company received notice that Service By Designwise, Ltd. and Paul Masanek (collectively, "Designwise"), filed legal action in the Circuit Court of Cook County, Illinois County Department, Law Division, seeking an Order of Replevin against the Company, case No. 05 L 050840. Under the Order of Replevin, Designwise alleged that the Company is in default for nonpayment on the Note. Default on the Note triggered the Designwise's right, under a Security Agreement dated November 19, 2004, to immediate possession of certain collateral in the Company including the Company's accounts, accounts receivables, goods, equipment inventory, machinery, fixtures, cash, securities, all intellectual property including trademarks, service marks, trade names, copyrights, patents, patent licenses, contracts and other tangible and intangible contracts.

On September 29, 2005, the Company agreed not to contest the Entry of Judgment on the Replevin action in exchange for Designwise's payment of all accrued employee-health insurance premiums, in the amount of $31,000, payment of $20,000 toward a portion of accrued payroll, subject to Plaintiff's UCC sale of the aforementioned secured collateral, and $32,833 in cash (collectively, the "Designwise Settlement"). The final balance due to the creditor prior to the settlement was $1,862,436.

The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement can be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. As the 90 day period has elapsed, the Company has removed the liability from its records as of December 31, 2005

On October 26, 2005, the Company received notice that Bruno J. Riegl, a former officer of the Company, filed a Wage Claim against the Company in the State of Illinois, Department of Labor, Fair Labor Standards Division, seeking $28,153.38 in accrued salary and expenses, Wage Claim No. 05-004880. The Company filed a response to Mr. Riegl's claim and subsequently entered settlement discussions for settlement of the claim.

On March 10, 2006, the Company received notice that Francine Winters, a former employee of the Company, filed a Wage Claim against the Company in the State of Illinois, Department of Labor, Fair Labor Standards Division, seeking $5,083,24 in accrued salary and expenses, Wage Claim No. 05-005086. The Company and Ms. Winters have entered settlement discussions for settlement of the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TechAlt' common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board and was first listed in August 2005 under the trading symbol "TCLT". Prior to August 2005, TechAlt's common stock did not trade on a registered securities exchange, or the NASDAQ. The following table sets forth the range of high and low bid quotations for the fourth quarter of the fiscal year ended 2005, which is the only quarter for which price quotation are available. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

FISCAL QUARTER
   ENDING                BID                           ASK                            PRICE
               High      Low      Close      High      Low       Close     High       Low       Close
12/31/2005    $0.05     $0.00     0.05       .051      $0.00     $0.12     $0.10      $0.00     $0.10

As of March 29, 2006, TechAlt had 13,477,296 shares of common stock issued and outstanding or issuable and had approximately 102 certificate stockholders of record.

The Company has never declared or paid cash dividends on its common stock, and currently intends to retain all available funds and any future earnings for use in the operation of its business and does not anticipate declaring or paying cash dividends on its common stock for the foreseeable future.

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

----------------------------- ----------------------------- ---------------------------- ---------------------------

Equity compensation plans                           N/A
approved by security
holders

----------------------------- ----------------------------- ---------------------------- ---------------------------
Equity compensation plans                        1,000,000    N/A                        4,000,000
not approved by security
holders(1)

----------------------------- ----------------------------- ---------------------------- ---------------------------
Total                                            1,000,000    N/A                        4,000,000

----------------------------- ----------------------------- ---------------------------- ---------------------------

(1) Consists of the Employment Agreement between the Company and James E. Solomon, former Chairman and CEO. Pursuant to Mr. Solomon's Employment Agreement, Mr. Solomon is to be employed by the Company as the Chief Executive Officer for an initial period of three (3) years, which period shall be automatically renewed until terminated by the Company. Solomon's annual salary is One Hundred and Seventy Five Thousand Dollars ($175,000). Solomon is eligible to receive an annual cash bonus of up to Two Hundred Fifty Thousand Dollars ($275,000) in connection with the gross revenues of the Company and may be granted options to purchase up to one million (1,000,000) shares of the common stock of the Company, subject to vesting. Mr. Solomon resigned his position as director and Chief Executive Officer of the Company, effective October 5, 2005.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, in 2005 the Company sold, in exchange for $881,260, 881,260 shares of its Series A Preferred (purchase price of One Dollar ($1.00) per share) and warrants to purchase 1,762,520 shares of the Company's common stock (exercise price of One Dollar ($1.00) per share) (the "Warrants") pursuant to its Series A financing round (the "Offering"). Each share of the Series A Preferred converts into two (2) shares of the common stock of the Company.

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

For purposes of the exemption, the Company relied upon (i) certain representations and warranties of the investors in the Offering (the "Investors") made pursuant to the agreements executed in connection with the Offering that the Investors are Accredited Investors (as that term is defined in the Securities Act of 1933 (the "33 Act")) and (ii) its own independent investigation to confirm that the Investors were indeed Accredited Investors.

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, on February 23, 2005, in exchange for Sunrise Securities Corp. ("Sunrise") providing certain investment banking services in connection with the Offering, Sunrise was issued a commission of 894,800 shares of common stock and Warrants to purchase 768,000 shares of common stock for $.50 per share, which were issuable in 2004. Sunrise also received 240,000 shares pursuant to a public relations services (the "Commission").

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, on August 15, 2005 the Company sold a 10% Secured Convertible Promissory Notes in a denomination of $135,000 to Crestview Capital Masters, LLC, with a maturity date of August 15, 2006. The holder of the 10% Secured Convertible Promissory Notes may convert the unpaid balance on the note, at the not holder's option, into any securities issued by the Company in any previous offering on a $1 for $1 basis.

Additionally, on August 15, 2005 the Company sold three (3) 10% Secured Convertible Promissory Notes as follows: $20,000 to Crestview Capital Masters, LLC; $20,000 to David M. Otto, and; $20,000 to Nathan Low. These notes have a with a maturity date of August 15, 2006. At the option of the holder these three notes may be converted into common stock in connection with the Company's next successful financing in which funds in excess of $1,000,000 are raised, at the same price of such financing. No such financing is currently anticipated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under "Risk Factors" and those included elsewhere in this Annual Report on Form 10-KSB, as amended.

On June 30, 2005, the Company received a letter from a related party creditor claiming that the Company had defaulted on its payment obligations under its promissory note and that the creditor has the right to accelerate the full payment of the $1.15 million promissory note. The Company engaged in discussions to resolve its claim of default and acceleration, however, in July 2005, the Company received a letter from the creditor's legal counsel demanding possession of "all accounts, accounts receivable, goods, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property."

On September 29, 2005 the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets of the Company by the creditor discussed above. The settlement allowed for certain payments to the Company by the creditor to cover health insurance and accrued payroll and certain assets not covered by the foreclosure. The final balance due to the creditor prior to the settlement was approximately $1.9 million. The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement can be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. Inasmuch as the Company has not entered into bankruptcy, liabilities foreclosed upon have been written off at December 31, 2005.

Pursuant to terms of a February 2006 Agreement and Plan of Reorganization, on April 26, 2006, the Company acquired all of the outstanding shares of common stock of Cypher Wireless, Inc. ("Cypher Wireless"), in exchange for 35% of the Company's issued and outstanding common stock (approximately 7,165,694 shares). A wholly-owned subsidiary of Techalt was merged with and into Cypher Wireless and the merged company was renamed "TechAlt Security Technologies, Inc.", which exists as an operating subsidiary of the Company. The transaction may be cancelled and unwound during the following twelve (12) month period for material breach of representations and warranties or covenants of the merger agreement if such breach is not cured within thirty days of written notice, if the parties fail to obtain external financing of not less than $2 million, or for failure to acceptably resolve the existing debt and material liabilities of the parties. The merger will be accounted for as a business combination utilizing the purchase method with the Company being the acquirer.

The following discussion and analysis provides information, which Company management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition as of December 31, 2005 and for the years ended December 31, 2005 and 2004. Operating results before other income (expense) during these years relates primarily to operations foreclosed upon in September 2005. As a result of the foreclosure, the Company ceased substantially all operations in connection with its IBM related and other sales related contracts and has closed its offices in Arlington Heights, Illinois, yet continues to be involved in the process of due diligence and negotiations regarding potential acquisitions to further development of technologies in the homeland security sector.

Results of Operations for the years ended December 31, 2005 AND 2004

Revenue for the year ended December 31, 2005 approximated $2,764,000, comprised of approximately $2,289,000 for Phase 1 IBM contract billing and $475,000 from the State of Illinois and other municipality equipment purchases. Revenue for the year ended December 31, 2004 was $291,000 and comprised of equipment sales to municipalities. The increase in revenue in 2005 is primarily due to the IBM contract. Gross profit increased in 2005 to $1,637,000, or 59% of revenue, from $190,000, or 65% of revenue, in 2004, also due to the IBM contract.

General and administrative expenses of $2,810,000 for the year ended December 31, 2005 increased approximately $31,000 over $2,779,000 for 2004. For the most part, 2005 included approximately nine months of operations. For the nine months ended September 30, 2005, general and administrative expenses were $2,593,000 as compared to $740,000 for the nine months ended September 30, 2004. The increase was primarily attributed to additional staff and related expenses to support the IBM contract, prior to ceasing operations upon foreclosure. General and administrative expenses are comprised primarily of employee compensation and consulting fees, and to a lesser extent rent and other occupancy costs.

Research and Development costs for the year ended December 31, 2005 were $1,450,000, an increase of $242,000 over the prior year. For the most part, 2005 included approximately nine months of operations. For the nine months ended September 30, 2005, research and development expenses were $1,435,000 as compared to $52,000 for the nine months ended September 30, 2004. The increase was primarily attributed to additional staff and related expenses to support the IBM contract, prior to ceasing operations upon foreclosure. Research and development expenses are comprised primarily of employee compensation and related expenses, and project costs including related application development and outside services costs. Research and development costs in 2004 were $1,209,000, which included $373,000 of acquired in process research and development expense.

Business development expenses were $1,238,000 for the year ended December 31, 2005. For the most part, 2005 included approximately nine months of operations. For the nine months ended September 30, 2005, business development expenses were $1,110,000 as compared to $111,000 for the nine months ended September 30, 2004. The increase was primarily attributed to additional staff and outside services to support continued product development and requirements of the IBM contract, prior to ceasing operations upon foreclosure. Research and development expenses are comprised primarily of employee compensation and related expenses, and outside services costs.

Liquidity and Capital Resources

During the year ended December 31, 2005, cash used by operating activities was $2,123,000 compared to cash used of $2,552,000 during the prior year. The decrease in cash used by operating activities was primarily due to the discontinuance of operations as a result of the foreclosure.

Cash used by investing activities was $184,000 during 2005 for the acquisition of property and equipment as compared to $122,000 in the prior year. These capital expenditures related to the foreclosed operations.

Cash provided by financing activities for the year ended December 31, 2005 was $1,104,000, resulting primarily from $881,000 proceeds received from sale of shares of Series A Convertible Preferred Stock and warrants to purchase shares of the Company's common stock, and net proceeds from additional notes payable in the amount of approximately $213,000. Cash provided by financing activities for the year ended December 31, 2004 was $3,850,000, primarily consisting of $3,835,000 proceeds received from sale of shares of Series A Convertible Preferred stock and warrants to purchase shares of the Company's common stock.

Off-Balance sheet arrangements - The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters

Series A Convertible Preferred Stock Subject to Rescission - Pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $4,816,000, before offering costs, the Company sold 4,816,260 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred") and warrants to purchase 9,632,520 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision (the "Warrants"). The Series A Preferred contain registration rights and damages based on filing and effectiveness deadlines. Terms of Series A Preferred provide for, among other things, cumulative dividends to be paid to holders at a rate of 5% per annum, which accumulate daily from issuance date and payable quarterly, in certain circumstances payable in Company common stock, each preferred share to be convertible into two shares of Company common stock, subject to anti-dilution conversion rate adjustments, a $2.00 per share liquidation preference amount, if common stock dividends are declared, Series A receives the same on an as converted basis, voting rights on an as-converted basis and limits payment of dividends on common stock until certain financial targets are met.

Company management became aware that holders of shares of the Company's Series A Preferred Stock may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was initially filed by the Company in November 2004, and was subsequently withdrawn. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock, which were the basis of the sale of additional shares of Series A Preferred Stock, being unexercised when the resale registration statement was initially filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

The Company is unable to predict if investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, the price of the Company's common stock and other factors. These potential rescission rights could require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to utilize its limited available capital resources and obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", Company management evaluated the above factors and determined that the ultimate liability to the company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. The Series A Preferred Stock, net of offering costs plus the value of the beneficial conversion feature is recorded as temporary equity on the December 31, 2005 consolidated balance sheet as "Series A Preferred Stock Subject to Potential Rescission", in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

Contract to Supply Equipment to Cook County - In July 2004, the Company was awarded a contract to supply certain equipment, software and services to a contractor doing business with Cook County Commissioner's Office. The Commission approved a plan to implement a county-wide wireless communications system. A grant of approximately $13 million from the Urban Area Security Initiative of the Department of Homeland Security was accepted to fund the project. An additional grant of approximately $17 million was also approved for the second phase of the project. The contract was anticipated to result in future Company revenues of approximately $9 million, but was terminated as a result of foreclosure.

Agreement with IBM - In October 2004, the Company entered into a Statement of Work with International Business Machines Corporation ("IBM")for Phase 1 Implementation of TAI's wireless communications product line in connection with Cook County's mobile wireless video and data network project, pursuant to which TAI was to provide hardware and software and subsequent maintenance services through 2009 for which it expected to receive approximately $2.9 million. In Phase 1 of the project, 15 radio towers and 32 municipal and county buildings were to be configured as wireless hotspots. This statement of work was terminated as a result of foreclosure.

Basis of Presentation and Going Concern Uncertainties - Since inception, the Company has incurred losses and may never achieve or sustain profitability. Operating expenses are expected to increase as the Company expands its sales and marketing efforts and otherwise supports its expected growth. Given these planned expenditures, the Company may incur additional losses in the near future. The Company is in need of additional financing. The Company's ability to continue will depend on positive cash flow, if any, from future operations and its ability to raise additional funds through equity or debt financing. While, Company management anticipates that cash to be received in the future resulting from private and institutional investors will be sufficient to fund our capital requirements for the next 12 months, there can be no assurance that such amounts will be received.

As disclosed in report of Independent Registered Public Accounting Firm on the Company's financial statements for the years ended December 31, 2005 and 2004, these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from these uncertainties.

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which among other things, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during reporting periods. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies applied in December 31, 2005 financial statements include revenue recognition, accounting for research and development costs, and accounting for stock-based compensation.

Revenue Recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Customer payments received that do not meet the revenue recognition criteria are recorded as a deferred revenue liability until such revenue recognition criteria are met.

Delivery terms for product sales are generally FOB shipping point, typically the Company's facility. Accordingly, revenues from product sales are recognized when the product is shipped to the customer and there are no unfulfilled obligations that affect the customer's acceptance.

The Company intends to provide other services in 2006 and thereafter to potentially include grant writing, integration services, project implementation services and maintenance and support services. Revenues from providing services such as grant writing, integration, project implementation or maintenance and support services will be recognized pro rata as the services are provided.

During 2004, the Company only had product sales without additional elements such as integration services or maintenance and support. During 2005, the Company had sales with multiple elements. In the event that a contract with a customer includes multiple elements (e.g. product, integration services and maintenance and support services), the total sale amount of the contract will be allocated to these multiple elements based on vendor specific evidence of the fair value of each of these elements. The applicable revenue recognition criteria as discussed above will then be applied to each of these individual elements. If the delivered items do not have standalone value to the customer, then the contract will be accounted for as one element. Generally the Company's products and services each have standalone value to the customers since the customer may engage other service providers to provide integration, project implementation or maintenance and support services.

Stock-based compensation - The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transaction and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 has been applied.

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

                          TECHALT, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm              F - 1

Consolidated Balance Sheet                                           F - 2

Consolidated Statements of Operations                                F - 3

Consolidated Statements of Changes in Stockholders' Deficit          F - 4

Consolidated Statements of Cash Flows                                F - 5

Notes to Consolidated Financial Statements                           F - 6 - 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders'
TechAlt, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Techalt, Inc. and Subsidiary at December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techalt, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses, including a net loss in 2005 of $3,754,822, used cash in operating activities in 2005 of $2,123,135, and has a working capital deficit of $4,140,717 (including $1,490,000 of fair value of registration rights liability), and a stockholders' deficit of $9,293,447 at December 31, 2005. Additionally, in 2005 a creditor foreclosed and seized all of the Company's assets and the Company ceased all operations, prior to its acquisition of Cypher Wireless in 2006, as described in
Note 8. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 16, 2006

                          TechAlt, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2005

Assets
Automobiles, net of accumulated depreciation                                    $     30,263
                                                                                ------------

           Total assets                                                         $     30,263
                                                                                ============

Current liabilities
  Notes payable to bank collateralized by automobiles                           $     38,180
  Accounts payable                                                                 1,096,243
  Accounts payable - related parties                                                 422,641
  Accrued liabilities                                                                119,247
  Customer deposits                                                                  350,513
  Convertible and other notes payable                                                195,000
  Advances due to officer                                                            183,201
  Fair value of registration rights liability                                      1,490,000
  Accrued preferred stock dividends                                                  245,692
                                                                                ------------

          Total current liabilities                                                4,140,717
                                                                                ------------

Commitments and contingencies (Notes 1, 4 and 6)

Series A Preferred stock subject to potential recission (Note 4), 4,820,000 authorized, 4,816,260 issued and outstanding, liquidation
   preference of $9,632,520                                                        5,182,993
                                                                                ------------

Stockholders' Deficit

  Preferred stock, $0.001 par value, 100,000,000 shares authorized                        --
    Common stock, $0.001 par value, 500,000,000 shares authorized,
    13,307,719 shares issued and outstanding                                          13,308
  Common stock issuable (169,577 shares)                                                 170
  Additional paid-in capital                                                       2,435,630
  Accumulated deficit                                                            (11,742,555)
                                                                                ------------

     Total stockholders' deficit                                                  (9,293,447)
                                                                                ------------

           Total liabilities, temporary equity  and stockholders' deficit       $     30,263
                                                                                ============

          See accompanying notes to consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                                    Year ended December 31,
                                                                ------------------------------
                                                                   2005               2004
                                                                ------------      ------------
Revenue                                                         $  2,764,227      $    291,120
Cost of goods sold                                                 1,127,088           101,511
                                                                ------------      ------------

Gross profit                                                       1,637,139           189,609
                                                                ------------      ------------
Operating expenses
  General and administrative                                       2,809,603         2,778,705
  Research and development                                         1,450,352         1,208,808
  Business development                                             1,237,751           438,952
                                                                ------------      ------------

     Total operating expenses                                      5,497,706         4,426,465
                                                                ------------      ------------

Loss  from operations before interest                             (3,860,567)       (4,236,856)
                                                                ------------      ------------

Other income (expense)
  Excess of liabilities extinguished over recorded value of
    assets seized in foreclosure and compensatory damages          1,228,414                --
  Loss on disposal of fixed assets                                   (11,981)               --
  Change in fair value of registration rights damages             (1,010,000)         (480,000)
  Interest expense, net                                             (100,688)          (10,445)
                                                                ------------      ------------

      Total other income (expense)                                   105,745          (490,445)
                                                                ------------      ------------

Net loss                                                          (3,754,822)       (4,727,301)

Preferred stock dividends                                           (233,560)       (1,824,559)
                                                                ------------      ------------

Net loss attributable to holders of common stock                $ (3,988,382)     $ (6,551,860)
                                                                ============      ============

Basic and diluted net loss per share attributable
  to holders of common stock                                    $      (0.30)     $      (0.67)
                                                                ============      ============

Weighted average shares used
  in computing loss per share                                     13,271,260         9,809,016
                                                                ============      ============

          See accompanying notes to consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                       Year ended December 31,
                                                                                    ----------------------------
                                                                                       2005              2004
                                                                                    -----------      -----------
Cash flows from operating activities:
 Net loss                                                                           $(3,754,822)     $(4,727,301)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation                                                                     94,107           18,964
        Amortization of deferred stock-based consulting                                 303,192           22,708
       Sotk-based compensation expenses                                                 604,669          353,100
        Acquired in-process research and development                                         --          372,971
       Change in fair value of registration rights                                    1,010,000          480,000
        Changes in operating assets and liabilities, exclusive of foreclosure effects:
           Net assets of discontinued operations                                       (648,103)              --
           Accounts receivable                                                               --         (114,194)
          Prepaid expenses and other current assets                                          --         (128,875)
          Accounts payable                                                              603,303          283,669
          Accounts payable - related party                                              422,641         (244,783)
          Accrued liabilities                                                           (57,355)          88,221
          Customer deposits and deferred revenue                                       (700,767)       1,042,680
                                                                                    -----------      -----------
               Net cash used by operating activities                                 (2,123,135)      (2,552,840)
                                                                                    -----------      -----------
Cash flows from investing activities:

     Purchase of property, plant & equipment                                           (184,272)        (122,205)
                                                                                    -----------      -----------

          Net cash used by investing activities                                        (184,272)        (122,205)
                                                                                    -----------      -----------
Cash flows from financing activities:
    Increase (decrease) in excess of checks issued over bank balance                         --          (13,137)
    Proceeds from short-term borrowings                                                      --          304,201
    Payments on short-term borrowings                                                  (629,347)        (250,000)
    Proceeds from notes payable                                                         841,019               --
    Payments on notes payable                                                           (32,693)              --
    Proceeds from issuance of convertible notes payable                                      --          100,000
    Proceeds from sale of preferred stock                                               881,259        3,835,000
    Proceeds from sale of common stock                                                       --           50,000
    Payment of offering costs                                                                --         (205,000)
    Payment of preferred stock dividends                                                     --           (6,302)
    Proceeds from loan payable - officer                                                 44,421           35,031
                                                                                    -----------      -----------

          Net cash provided  (used) by financing activities                           1,104,659        3,849,793
                                                                                    -----------      -----------
Net increase (decrease) in cash and cash equivalents                                 (1,202,748)       1,174,748
Cash and cash equivalents, beginning of year                                          1,174,748               --
                                                                                    -----------      -----------
Cash and cash equivalents, end of year                                              $   (28,000)     $ 1,174,748
                                                                                    ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                            $    43,473      $     1,484
                                                                                    ===========      ===========
  Cash paid for income taxes                                                        $        --      $        --
                                                                                    ===========      ===========
  Non-cash investing and financing activities
     Offering costs on Series A Preferred Stock temporary equity                        107,387               --
                                                                                    ===========      ===========
     Notes payable issued for assets acquired from related party                    $        --      $   968,453
                                                                                    ===========      ===========
     Preferred stock issued upon conversion of convertible debenture                $        --      $   100,000
                                                                                    ===========      ===========
     Equity offering costs accrued                                                  $        --      $    85,000
                                                                                    ===========      ===========
     Net liabilitied acquired in recapitalization                                   $        --      $    34,952
                                                                                    ===========      ===========

                                      F-4

                           TechAlt, Inc.and Subsidiary
         Consolidated Statements of Changes in Series A Preferred Stock
           Subject to Potential Recission and in Stockholders' Deficit
                     Years ended December 31, 2004 and 2005

                                                                                          Stockholders' Deficit
                                     Series A Preferred Stock      -----------------------------------------------------------
                                        Subject to Recission               Common stock               Common stock issuable
                                   ----------------------------    ----------------------------    ---------------------------
                                      Shares          Amount          Shares          Amount          Shares        Amount
                                   ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2003                 --    $         --       9,544,000    $      9,544                   $         --

Shares deemed issued to
  shareholders of Dendo
  Global Corp. in connection
  with recapitalization                                               1,656,000           1,656
Common stock issued for cash                                            100,000             100
Common stock issued for
  services                                                              700,000             700
Common stock issuable for
  services                                                              100,000             100
Common stock and warrants
  issued for services                                                   894,800             895
Common stock issuable for
  services                                                              240,000             240
Warrants to purchase common
  stock issued for services
Issuance of Series A
  Convertible Preferred for cash      3,835,000       3,835,000
Issuance of Series A
  Convertible Preferred
  upon conversion of
  convertible debenture                 100,000         100,000
Preferred stock dividend for
   value of beneficial
   conversion option                                  1,806,124
Preferred stock dividends
Offering costs paid in common
   stock and warrants                                (1,042,004)
Offering costs paid or accrued                         (290,000)
Warrants to purchase common
   stock issued for settlement
Warrants to purchase common
   stock issued for services
Amortization of deferred
   stock-based consulting
  Net loss
                                   ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2004          3,935,000       4,409,120      13,234,800          13,235              --             --

  Issuance of Series A
    Preferred Stock for cash            881,260         881,260
   Issuance of common stock
    for preferred stock
    dividends payable                                                    27,719              28
  Common stock issued and
    issuable for services                                                45,200              45         169,577            170
  Issuance of warrants for
    services
  Offering costs paid in
    warrants and common stock                          (107,387)
  Amortization of deferred
    stock-based consulting
  Preferred stock dividends
  Net loss
                                   ------------    ------------    ------------    ------------    ------------   ------------
Balance at December 31, 2005          4,816,260    $  5,182,993      13,307,719    $     13,308         169,577   $        170
                                   ============    ============    ============    ============    ============   ============
                                                     Stockholders' Deficit
                                    -----------------------------------------------------------
                                     Additional   Deferred stock-
                                     paid-in          based        Accumulated
                                      capital       consulting        deficit         Total
                                    ------------   ------------    ------------    ------------

Balance at December 31, 2003        $     (8,544)  $         --    $ (1,202,314)   $ (1,201,314)

Shares deemed issued to
  shareholders of Dendo
  Global Corp. in connection
  with recapitalization                  (36,608)                                       (34,952)
Common stock issued for cash              49,900                                         50,000
Common stock issued for
  services                               349,300                                        350,000
Common stock issuable for
  services                                49,900                                         50,000
Common stock and warrants
  issued for services                    446,505                                        447,400
Common stock issuable for
  services                               119,760       (120,000)                             --
Warrants to purchase common
  stock issued for services              344,604                                        344,604
Issuance of Series A
  Convertible Preferred for cash                                                             --
Issuance of Series A
  Convertible Preferred                                                                      --
  upon conversion of
  convertible debenture                                                                      --
Preferred stock dividend for
   value of beneficial
   conversion option                                                 (1,806,124)     (1,806,124)
Preferred stock dividends                                               (18,434)        (18,434)
Offering costs paid in common
   stock and warrants                                                                        --
Offering costs paid or accrued                                                               --
Warrants to purchase common
   stock issued for settlement           172,500                                        172,500
Warrants to purchase common
   stock issued for services             236,500       (236,500)                             --
Amortization of deferred
   stock-based consulting                                53,308                          53,308
  Net loss                                                           (4,727,301)     (4,727,301)
                                    ------------   ------------    ------------    ------------

Balance at December 31, 2004           1,723,817       (303,192)     (7,754,173)     (6,320,313)

  Issuance of Series A
    Preferred Stock for cash                                                                 --
   Issuance of common stock
    for preferred stock
    dividends payable                      6,274                                          6,302
  Common stock issued and
    issuable for services                107,387                                        107,602
  Issuance of warrants for
    services                             653,124                                        653,124
  Offering costs paid in
    warrants and common stock            (54,972)                                       (54,972)
  Amortization of deferred
    stock-based consulting                              303,192                         303,192
  Preferred stock dividends                                            (233,560)       (233,560)
  Net loss                                                           (3,754,822)     (3,754,822)
                                    ------------   ------------    ------------    ------------
Balance at December 31, 2005        $  2,435,630   $         --    $(11,742,555)   $ (9,293,447)
                                    ============   ============    ============    ============


                                      F-5

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization - TechAlt, Inc. ("TechAlt" or the "Company") was organized under the laws of the State of Nevada in 1994, and effective in October 2004, changed its name to TechAlt. As described in Note 2, in 2004, Technology Alternatives, Inc. ("TAI"), became a wholly-owned subsidiary of TechAlt. TAI was organized under the laws of the State of Illinois in January 2002. The transaction, in which a wholly-owned subsidiary of TechAlt was merged with and into TAI, is accounted for as a recapitalization of TAI and combination of entities under common control. Inasmuch as the former TAI shareholders owned a majority of TechAlt common stock after the merger and obtained management control, TAI is considered the acquiring corporation for accounting purposes. The consolidated financial statements after the transaction consist of the historical financial statements of TAI, together with the operations of TechAlt from August 24, 2004, as described in Note 2.

Excess of Liabilities Extinguished Over Recorded Value of Assets Seized in Foreclosure and Compensatory Damages and Discontinued Operations- In September 2005 a creditor foreclosed on all the assets of the Company and the Company ceased all operations. Effective 90 days after the foreclosure date, the Company has no rights to foreclosed assets nor to obligations foreclosed and extinguished. The excess of liabilities over the recorded value of assets seized and approximately $666,000 of compensatory damages approximated $1.2 million and is recorded as other income in the accompanying consolidated statement of operations. The accompanying financial statements do not present discontinued operations for the foreclosed business as there was only one operating segment. (see Notes 2 and 6)

Description of Business- TechAlt and its subsidiary, TAI, (together, the "Company") is engaged in the sale of portable wireless communications solutions used by emergency first responders for interagency interoperability, communication and collaboration used in Homeland security, emergency medical and disaster response. Sales of these products are generally made to an independent contractor hired by local, state or federal agencies. As described in Note 8, in 2006, the Company entered into an agreement to acquire Cypher Wireless.

Basis of Presentation and Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recurring net losses, including a net loss in 2005 of $3,754,822, used cash by operating activities in 2005 of $2,123,135 and has a working capital deficit of $4,140,717 (including $1,490,000 of fair value of registration rights liability), and a stockholders' deficit of $9,293,447 at December 31, 2005. Additionally, in 2005 a creditor foreclosed and seized all of the Company's assets and the Company ceased all operations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, additional equity financing activities, the expansion of financing and cash flows generated from sales activities all of which, Management believes will provide the Company the ability to continue as a going concern.

Principals of Consolidation - The consolidated financial statements include the accounts of TechAlt, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of accounts receivable, valuation of inventory, valuation of acquired intangible, valuation of capital stock and warrants issued for services and valuation of deferred tax assets. Actual results could differ from those estimates.

Reclassifications- Certain amounts in 2004 financial statements have been reclassified to conform with 2005 classifications.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over estimated useful lives of assets, ranging from 2 to 3 years. Costs for repair and maintenance are expensed as incurred. At December 31, 2005 property and equipment consisted only of automobiles at $30,263, net of accumulated depreciation of $17,937. Depreciation expense in 2005 and 2004 was $94,107 and $18,964, respectively.

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue Recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Customer payments received that do not meet the revenue recognition criteria are recorded as a deferred revenue liability until such revenue recognition criteria are met.

Delivery terms for product sales are generally FOB shipping point, typically the Company's facility. Accordingly, revenues from product sales are recognized when the product is shipped to the customer and there are no unfulfilled obligations that affect the customer's acceptance.

The Company intends to provide other services in 2006 and thereafter to potentially include grant writing, integration services, project implementation services and maintenance and support services. Revenues from providing services such as grant writing, integration, project implementation or maintenance and support services will be recognized pro rata as the services are provided.

During 2004, the Company only had product sales without additional elements such as integration services or maintenance and support. During 2005, the Company had sales with multiple elements. In the event that a contract with a customer includes multiple elements (e.g. product, integration services and maintenance and support services), the total sale amount of the contract will be allocated to these multiple elements based on vendor specific evidence of the fair value of each of these elements. The applicable revenue recognition criteria as discussed above will then be applied to each of these individual elements. If the delivered items do not have standalone value to the customer, then the contract will be accounted for as one element. Generally the Company's products and services each have standalone value to the customers since the customer may engage other service providers to provide integration, project implementation or maintenance and support services.

Stock-based Compensation - The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company continues to follow the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The per share weighted average fair value of stock options granted during the years ended December 31, 2005 and 2004 was $0.28 and $0.25, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions of expected dividend yield of 0%, expected option life of approximately 5 years, volatility of 71%, and risk-free interest rates of approximately 4% and 3% in 2005 and 2004, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, its net loss would have been reported as the pro forma amounts indicated below for the years ended December 31:

                                                                      2005           2004
                                                                  -----------    ------------
Net loss, as reported.............................................$(3,754,822)   $(4,727,301)
Add: stock-based employee compensation included in the
  reported net loss                                                   901,451         22,708
Deduct: stock-based employee compensation, determined under
  fair value based method......................................... (1,880,890)       (22,708)
Pro forma net loss................................................$(4,734,261)   $(4,727,301)
Net loss attributable to holders of common stock per share:.......$(4,967,832)   $(6,551,860)

Basic and diluted - as reported...................................$     (0.30)   $     (0.67)

Basic and diluted - pro forma.....................................$     (0.37)   $     (0.67)

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Research and Development - Research and development costs are comprised primarily of compensation, consulting costs, supplies, materials and related costs, and expensed as incurred. The value of acquired in-process Research and Development is charged to expense at acquisition date if acquired intellectual property has not attained "technological feasibility" as of that date.

Concentration of Risk - Two customers accounted for 26% and 14%, respectively, of the Company's revenues in 2004. One customer accounted for 83% of the Company's revenues in 2005. One supplier, an affiliate, accounted for the majority of the Company's cost of goods sold in 2004 and 2005.

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

Loss per share - The computation of net loss per share attributable to holders of common stock is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net loss is increased by preferred stock dividends (paid or payable) in the computation of net loss per share attributable to holders of common stock. Dilutive loss per share is not presented as the effects of including common stock equivalent shares would be anti-dilutive. Computations of net loss per share for the years ended December 31, 2004 and 2005, exclude 7,870,000 and 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock, 1,150,000 (in 2004 only) common shares potentially issuable pursuant to a convertible promissory note and 10,958,000 and 16,001,664 common shares issuable upon exercise of outstanding warrants and options. Such common stock equivalents may dilute future earnings per share.

Fair Value of Financial Instruments-The Company's financial instruments consist of accounts payable, amounts payable to related parties, accrued liabilities, customer deposits, notes payable and Series A Convertible Preferred Stock, and their carrying amounts approximate fair value due to their short maturities and recent occurrences.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R"). FAS 123R addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates accounting for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective January 1, 2006.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Implementation of this new standard to did not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Implementation of this new standard did not have a material impact on its financial position, results of operations and cash flows.

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", (SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2006. The Company's results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

Note 2 - Agreement and Plan of Merger, Settlement Agreement and Foreclosure

In December 2004, TechAlt paid $650,000 to the former 45% owner of TAI ("Masanek"), which such payment then provided that certain documents and agreements became effective pursuant to terms of an Escrow Agreement entered into in November 2004 between TechAlt, TAI, Masanek and the former 55% owner of TAI ("Solomon"). Material terms of the agreements and transactions occurring subsequent to these payments are as follows:

Agreement and Plan of Merger - Pursuant to the Merger Agreement, all of the shares of common stock of TAI (all of which were owned by Solomon and Masanek) were exchanged for 9,544,000 shares of common stock of TechAlt. TechAlt Acquisitions, Inc., a wholly-owned subsidiary of TechAlt, was merged with and into TAI, with TAI becoming a wholly-owned subsidiary of TechAlt (the "Merger"). Upon consummation of the Merger, Solomon and Masanek together own approximately 83% of the voting common stock of the merged entity and obtained management control and the shareholders of TechAlt prior to the License Agreement own approximately 17%. The transaction, in which TechAlt Acquisitions, Inc. was merged with and into TAI, was accounted for as a recapitalization of TAI and combination of entities under common control as of the August 24, 2004 license date and the Company is deemed to have issued 1,656,000 common shares to the shareholders of TechAlt. Inasmuch as the former TAI shareholders owned a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes.

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

License Agreement - In August 2004, the predecessor company's then majority (52%) shareholder and sole member of its board of directors entered into an Intellectual Property License Agreement with Technology Alternatives, Inc. ("TAI"), which agreement (the "License Agreement") was consummated on August 24, 2004. Pursuant to the License Agreement, in exchange for the issuance of 10,044,000 shares of Company common stock ("Common Stock"), the Company licensed certain intellectual property owned by TAI. The initial term of the License was 6 months, automatically extended for additional 6 month terms until terminated by mutual agreement. In connection with the License Agreement the Company made payments to the former shareholders of approximately $77,000 for the cancellation of 27,219,000 shares of predecessor common stock. After issuance of shares and cancellation of shares in connection with the License Agreement, TAI owned 4 million shares of the 12 million outstanding and Solomon, directly or beneficially owned an additional approximately 4.5 million shares. In certain circumstances, Solomon, voting shares directly or beneficially owned, along with voting shares beneficially owned by TAI, had control to vote approximately 71% of the Company's outstanding common shares

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Foreclosure on substantially all assets - On June 30, 2005, the Company received a letter from SBD claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1.15 million promissory note. The Company engaged in discussions with SBD to resolve its claim of default and acceleration, however, in July 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, goods, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." On September 29, 2005 the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets of the Company by the creditor discussed above. The settlement allowed for certain payments to the Company by the creditor to cover health insurance and accrued payroll and certain assets not covered by the foreclosure. The final balance due to the creditor prior to the settlement was approximately $1.9 million. The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement can be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. Inasmuch as the Company has not entered into bankruptcy, liabilities foreclosed upon have been written off at December 31, 2005. (see Note 6)

Note 3 - Notes Payable

During 2004, the Company entered into promissory notes payable to a bank totaling $54,201, due in April and May 2007, bearing interest at an annual rate of 5.75%, and payable in equal monthly payments for 30 months. The promissory notes are collateralized by automobiles owned by the Company and guaranteed by TechAlt. Principal payments on the notes approximate $23,000 and $10,000 in 2006 and 2007, respectively. The principal balance due at December 31, 2005 was $38,180. In April 2006, the bank repossessed the automobiles in partial satisfaction of lease obligations.

In November 2004, the Company borrowed $250,000 from a bank pursuant to terms of a 60-day promissory note, bearing interest at 1% over the 6% prime rate, and in December 2004, the Company repaid the note and related interest. The note was guaranteed by the Company's Chief Executive Officer.

In December 2004, the Company issued a Convertible Promissory Note for $1,150,000 to SBD, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of Company common stock on the basis of $1.00 per share, and secured by substantially all Company assets. There was no beneficial conversion amount as the conversion price exceeded the fair value of the common stock on the promissory note issuance date. As described in Note 2, this note payable was extinguished in connection with the foreclosure of secured assets, and there is no amount due at December 31, 2005.

Bridge Loans - During 2005, the Company entered into two loans, one for $376,000 and the other for $252,000, due in July and August 2005 and these loans were repaid when due. The loans were collateralized by all of the Company's assets.

During 2005 the Company issued a $135,000 10% secured convertible promissory note, due August 15, 2006. This note is convertible at the same price of a future Offering and therefore it is not considered convertible for (due to the contingency of the future offering) purposes of considering is there is an embedded derivative. In addition, there is no beneficial conversion value as the intrinsic value is zero. In addition, the Company issued three separate 10% secured promissory notes for $20,000 each due at the next round of financing of the Company. At the option of the holder, these notes may be converted into common stock in the second round of financing at the same price of that second round future offering and therefore there is no beneficial conversion feature value as the intrinsic value is zero. The total balance at December 31, 2005 of these convertible and other notes payable was $195,000.

Note 4 - Stockholders' Equity

Series A Convertible Preferred Stock, Warrants and Additional Investment Rights
- During 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $3,835,000, the Company sold 3,835,000 shares of its Series A Convertible Preferred Voting Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 7,670,000 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision for the period ending five years from issuance (the "Warrants") and Additional Investment Rights to purchase 65,000 additional shares of Series A Preferred with 130,000 warrants at a purchase price of $1.00 per share (the "Series A Preferred Rights"). All of such rights have been exercised. Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock, at a conversion price of $0.50 per common share. The Series A Preferred holders have voting rights on an as converted basis.

During 2005, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $881,260 the Company sold 881,260 shares of its Series A Preferred (purchase price of $1.00 per share) and Warrants to purchase 1,762,520 shares of the Company's common stock..

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines up to the earlier of (i) the date all underlying shares are sold by the investors or
(ii) the date the shares become freely traded pursuant to Rule 144(k).

The Company evaluated whether the Series A Convertible Preferred Stock, embedded conversion options, additional investment rights, warrants, and registration rights agreement qualify for classification as equity or liabilities in accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) ("SFAS 133"), EITF 00-19 "Accounting for Debenture Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and related interpretations. The Company determined that the preferred stock, warrants and additional investment rights qualified as equity classification under SFAS 133 and EITF 00-19. The Company determined that as an equity instrument the conversion feature was subject to EITFs 98-5 and 00-27 for beneficial conversion feature ("BCF") and computed a BCF value of $1,806,000, which is treated as a constructive dividend in 2004 with the credit included in the Preferred Stock Series A line item in the accompanying balance sheet

The Company determined that the registration rights agreement was a separate freestanding derivative pursuant to SFAS 133 and related interpretations and has recorded the derivative liability at fair value of $1,490,000 and $480,000 as of December 31, 2005 and 2004, respectively. The expense for the change in fair value of the derivative for the years ended December 31, 2005 and 2004 was $1,010,000 and $480,000, respectively.

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

Convertible Debenture and Conversion to Series A Preferred - In June 2004, the Company entered into a 10% Secured Cumulative Convertible Debenture in the amount of $100,000, with a maturity date in June 2005, or earlier under certain circumstances. There was no beneficial conversion value at the issuance date as the conversion price was equal to the fair value of Preferred Series A stock based on the offering at that time. In December 2004, a conversion agreement was executed converting the principal amount into 100,000 shares of the Company's Series A Convertible Preferred Stock and Warrants to purchase 200,000 shares of common stock on the terms and conditions of the Offering.

Series A Preferred Stock Subject to Potential Rescission - In July 2005, Company management became aware that holders of 4,816,260 shares of the Company's Series A Preferred Stock (all outstanding shares) may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was originally filed by the Company in November 2004, and has subsequently been withdrawn. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock, which were the basis of the sale of additional shares of Series A Preferred Stock, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus ,potentially, any amount representing damage to such investors.

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

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the Company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. As of December 31, 2005, the Company's consolidated balance sheet reflects a temporary equity of $5,182,993 ($4,816,260 preferred stock value less offering costs of $1,439,392 plus beneficial conversion value of $1,806,125 as "Series A Preferred Stock Subject to Potential Rescission", in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

Common Stock - In August 2004, a consultant was issued 300,000 common shares valued at $150,000 based on a $.50 per share valuation of common stock based on a contemporaneous sale of common stock. The $150,000 was expensed.

In 2004, 894,800 common shares became issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares are valued at the $.50 per share based on a contemporaneous sale of common stock or an aggregate $447,400, which was charged to additional paid-in capital as an offering cost.

In 2004, as amended in February 2005, 400,000 shares were issued and 100,000 were issuable (and issued in 2005) under an agreement for capital raising services and 100,000 shares were issued for cash of $50,000 to a financial consultant. The shares for services were valued at $250,000 based on the $.50 per share common stock value of contemporaneous issuances. The $250,000 was charged to Series A Preferred Stock value presented as temporary equity as an offering cost.

In December 2004, the original shareholders of the predecessor company to TechAlt, Inc. were deemed to have been issued 1,656,000 common shares pursuant to a recapitalization of the Company.

During 2005, 45,200 common shares were issued and 169,577 are issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares were valued at $107,388 based on the $.50 per share common stock value of contemporaneous issuances and charged to Series A Preferred Stock value presented as temporary equity as an offering cost.

During 2005, 27,719 common shares were issued as preferred stock dividends valued at $6,302.

Warrants and Options - In connection with various financing transactions and consulting and other agreements in 2004, the Company has issued investors, advisors and shareholders warrants and options to purchase shares of the Company's common stock. Those warrants and options had a life of four or five years and exercise prices $0.50 or $1.00. The resulting fair value of $236,500 for services to be provided is being amortized over the contractual term of the related service agreement. A resulting value of $344,604 has been accounted for as offering costs for Series A Preferred stock and has been offset against the proceeds on the preferred stock line item on the consolidated balance sheet. The resulting value of $172,500 was related to the Settlement Agreement discussed in
Note 2 and was charged to settlement expense.

During 2005, the Board of Directors of TechAlt approved the 2005 Stock Option Plan (the "Plan") and the forms of Non-Qualified Stock Option Agreement ("NQA") and Incentive Stock Option Agreement ("ISOA") to provide additional incentives to key employees, officers, directors and independent contractors of TechAlt and any Parent or Subsidiary it may at any time have, thereby helping to attract and retain the best available personnel for positions of responsibility with those entities and otherwise promoting the success of the business activities of such entities. It is intended that options issued under the Plan constitute either incentive stock options or nonqualified stock options. The maximum number of shares that may be optioned and sold under the Plan is the greater of (i) five million (5,000,000) shares of Common Stock of the Company, subject to adjustment, or (ii) twenty percent of the total number of shares of Common Stock that would be outstanding if each class of the Company's stock (including each class of preferred stock) were converted into shares of Common Stock. The Plan is administered by the Board directly, serving as a Committee of the whole, or if the Board elects, by a Committee appointed by the Board for that purpose and consisting of at least two Board members, all of whom shall be Non-Employee Director. The adoption of the Plan is subject to ratification by the affirmative vote of the holders of a majority of the shares of Common Stock represented in person or by proxy at a duly convened meeting of the shareholders of the Company, which ratification shall occur within twelve (12) months before or after the date of adoption of the Plan by the Board. In April 2005, the Company granted to certain of its employees, officers and member of the Board of Directors fully-vested, ten-year options to purchase 2,845,000 shares of Company common stock at $0.50 per share, a price considered by the Company's Board of Directors to represent the fair value of such common stock at grant date. Additionally, in April 2005, the Company granted to certain of its employees and officers ten-year options, which fully vest 1 year from grant date, to purchase 693,664 shares of Company common stock at $0.50 per share. There was no compensation expense under APB 25 for the above grants to employees since the intrinsic value was zero at the grant date. In August 2005 the Company granted stock options to purchase 2,500,000 common shares to three officers primarily for reimbursement of expenses paid on behalf of the Company, at an exercise price of $1.00 expiring in five years. The Company valued the options using the Black-Scholes method and recorded general and administrative expense of $598,258. At December 31, 2005, there were 6,038,664 of these options outstanding.

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

A summary of options and warrants issued, all of which are exercisable, as of December 31, 2005, and changes during the two years then ended is as follows:

                                                                   Weighted-
                                                    Number of      Average
                                                    Warrants/      Exercise
                                                     Options        Price
                                                   ----------     ----------
      Balance at January 1, 2004                           --        $  --
      Warrants granted to non-employees            10,958,000         0.94
      Exercised                                            --           --
      Cancellations and terminations                       --           --
                                                  -----------
      Balance at December 31, 2004                 10,958,000         0.94
      Options granted to employees and directors    6,038,664         0.74
      Exercised                                            --           --
      Cancellations and terminations                 (995,000)        0.50
                                                  -----------
      Balance at December 31, 2005                 16,001,664        $0.88
                                                  ===========

The following summarizes information about warrants and options outstanding, all of which are exercisable, at December 31, 2005:

                                                           Weighted average
                                                        remaining contractual
                 Exercise price         Number             life (in years)
                 --------------       ---------         ---------------------
                   $    0.50            3,811,664                4.2
                   $    1.00           12,190,000                4.1
                                       ----------
                                       16,001,664
                                       ==========

During the year ended December 31, 2004 and 2005 pursuant to the Series A preferred stock private offering exemption discussed above, the Company issued warrants to purchase 7,870,000 shares and 1,762,520 sares, respectively, of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision for the period ending five years from issuance. (the "Warrants")

Note 5 - Related Party Transactions

The Agreement and Plan of Merger, Settlement Agreement and agreements with financial advisors are also considered to be agreements and transactions by, between and among related parties inasmuch as all parties have ownership interests in the Company, especially those transactions with the Company's two founders.

Purchases of equipment from SBD included in cost of goods sold in 2004 and 2005 approximated $77,000 and $292,000, respectively. Additionally, during 2004 and 2005 the Company incurred consulting fees payable to SBD of $204,000 and $102,000, which are included in general and administrative expenses.

An officer/director of the Company is also a principal owner of a law firm that provides services to the Company. Expenses incurred to this law firm in 2004 and 2005 approximated $624,000 and $433,147, respectively. Accounts payable-related party in the amount of $422,641 were due to this law firm at December 31, 2005 and reported as accounts payable-related party.

Advances payable to the Company's former Chairman and Chief Executive Officer and 55% shareholder were $183,201 at December 31, 2005. These advances are due on demand, unsecured and non-interest bearing.

Note 6 - Commitments and Contingencies

The settlement agreement discussed in Note 6 stipulates that the creditor may not sue the Company to recover the approximate $1.9 million liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed.

Compensation Agreement - In August 2004, the Company entered into an Employment Agreement with Solomon, pursuant to which he was to be employed by the Company as Chief Executive Officer for an initial period of 3 years, which period shall be automatically renewed until terminated by the Company. The Employment Agreement provided for annual compensation of $175,000, an opportunity to earn additional annual bonuses upon the Company attaining certain financial targets, and for the Company to grant options to purchase up to 1 million shares of Company common stock at an exercise price being fair value at date of grant. In April 2005, the Company granted fully vested options with a 10 year term to purchase 1 million shares of Company common stock with an exercise price of $0.50 per share. In September 2005, Solomon resigned and the employment agreement terminated.

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Investment Banking Agreement - In connection with an investment banking agreement, at March 31, 2005 the Company had issued 45,200 common shares and had issuable 169,577 common shares and warrants to purchase 195,252 common shares at $0.50 exercisable for four years. The $107,388 value of the common stock based on a value of $0.50 per share and $54,866 value of the common stock warrants (based on a Black-Scholes valuation using zero dividends and 71% volatility, interest rate of 4.15% and term of 4 years) was recorded as offering costs deducted from Series A funds raised. (See Note 4.)

Business Development Agreement - During 2005, the Company entered into a one-year Business Development Agreement with a financial advisor, which replaced the Company's prior agreement with the advisor and one of its affiliates. Pursuant to terms of the Business Development Agreement, the Company paid $290,000 and issued a total of 600,000 shares of its common stock and 570,000 warrants to purchase Company common stock at a price of $1.00 per share with a four-year term, which were recorded at December 31, 2004. The warrants were valued at $131,100 and recorded as an offering cost offset against Preferred Series A proceeds. In addition, the Company has agreed to pay fees for future financing funds received by the Company during the agreement term of cash equal to 10% of future financing proceeds received and 10% of the securities issued in the financing.

Public Relations Agreement - In connection with a one-year Public Relations Agreement entered into in 2004, the Company agreed to issue 240,000 common shares valued at $120,000 and warrants to purchase 500,000 common shares at $0.50 per share and warrants to purchase 500,000 common shares at $1.00 per share, which were recorded at December 31, 2004. The total estimated value of $251,000 was initially deferred as a component of stockholders' equity and amortized over the one-year term. The deferred amount was fully amortized as of December 31, 2005.

Contract to Supply Equipment to Cook County - In July 2004, the Company was awarded a contract to supply certain equipment, software and services to a contractor doing business with Cook County Commissioners Office. The Cook County Commissioners Office approved a plan to implement a county-wide wireless communications system. A grant of approximately $13 million from the Urban Area Security Initiative of the Department of Homeland Security has been accepted to fund the project. The Company advised the customer it could no longer perform under the contract and the contract was terminated. (see Notes 1 and 3)

Agreement with IBM - In October 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. Pursuant to terms of the SOW, the Company would be providing hardware and software, and maintenance services through 2009, under Phase 1 for which it was to receive payments of approximately $2.9 million. During December 2004, the Company received approximately $1 million from IBM, which was recorded as deferred revenue at December 31, 2004. In 2005 prior to foreclosure and discontinuance of the project,, the Company received additional payments of approximately $820,000, and recognized revenue of approximately $1.6 million. The Company advised the customer it could no longer perform under the contract and the contract was terminated. (see Notes 1 and 2)

Operating Lease Agreement - The Company leased its office and manufacturing facilities pursuant to terms of a lease agreement. Commencing in 2003, the Company entered into a three year lease, requiring monthly rents of approximately $6,700, increasing to approximately $7,100 during the last year of the lease. Rent expense for the years ended December 31, 2005 and 2004, approximated $141,000 and $94,000, respectively, and is included in selling, general and administrative expense. In 2005, the Company entered into an operating lease for equipment to be used in a multi-city demo network. The total value of the equipment was $670,000. The term of the lease was twenty-four months with monthly payments of $7,600. The equipment was returned to the lessor in September 2005 and management believes there may still be obligations under the lease.

Royalty Agreement - The Company is party to a royalty agreement that requires royalty payments to a patent holder of the technology related to mounting certain Company's products in the trunk of a motor vehicle. The agreement provides for a royalty of 5% of the net sales price, as defined, of every mobile video recording system covered by the patent and minimum payment on every system in the amount of $150. Expenses incurred pursuant to this Royalty Agreement were approximately $11,700 for the year ended December 31, 2004 (none in 2005), and is included in selling, general and administrative expense.

Legal Matters - The Company has been contacted by certain convertible note holders regarding repayment of the notes. No claims have been filed, but certain note holders have expressed intent to do so in the event repayment does not commence in a reasonable period of time.

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

In connection with an investment banking agreement, at December 31, 2004 the Company had issuable 894,800 common shares and warrants to purchase 768,000 common shares at $0.50 exercisable for four years. The $447,400 value of the common stock based on the valuation of $.50 per share based on a contemporaneous sale and $213,504 value of the common stock warrants (based on a Black-Scholes valuation using zero dividends 71% volatility, interest rate of 3.48% and term of 4 years) was treated as offering costs deducted from Series A funds raised as a charge to additional paid-in capital. (see Note 6)

Note 7 - Income Taxes

There was no income tax provision or benefit during 2005 and 2004 due to the Company's net loss and continuation of recording a full valuation allowance for deferred tax assets. The Company's tax expense differs from the "expected" tax expense for the year ended December 31, (computed by applying the federal corporate tax rate of 35% to loss before taxes), as follows:

                                                         2005            2004
                                                     -----------    ------------
                  Computed "expected" tax benefit    $ 1,314,200    $ 1,654,750
                  Non deductible costs                  (360,900)      (222,250)
                  State income tax benefit                82,300        202,200
                  Change in valuation allowance       (1,035,600)    (1,634,700)
                                                     -----------    ------------
                                                     $        --    $        --
                                                     ===========    ============

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2005 are as follows:

        Deferred Tax Assets:
             Net operating loss carryforwards                        $2,761,200
             Accrued liabilities due to affiliates and other            382,600
                                                                     ----------
               Total deferred tax assets                              3,143,800
        Deferred tax asset valuation allowance                       (3,143,800)
                                                                      ---------
        Net deferred tax assets                                      $       --
                                                                     ==========

In assessing recoverability of deferred tax assets, management considers whether it is more likely than not that, some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by approximately $1.0 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively, as a result of increased net operating losses. Net operating loss carry-forwards approximate $6.9 million and expire in years through 2025.

Note 8 - Subsequent Events

Cypher Wireless - In February 2006, the Company and Cypher Wireless, Inc. ("Cypher Wireless"), entered into an agreement to merge a wholly-owned subsidiary of Techalt with and into Cypher Wireless and to rename Cypher Wireless "TechAlt Security Technologies, Inc.", which shall exist as an operating subsidiary of the Company. The agreement provides that all of the shares of common stock of Cypher Wireless issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of the Company such that the current holders of Cypher Wireless common stock will hold approximately 35% of all shares of the Company's common stock outstanding immediately after the merger. The transaction may be cancelled and unwound at any time during the following twelve (12) month period for material breach of any of the representations and warranties or covenants of the merger agreement if such breach is not cured within thirty days of written notice, if the parties fail to obtain external financing of not less than $2 million, or for failure to acceptably resolve the existing debt and material liabilities of the parties. The merger will be accounted for as a business combination utilizing the purchase method with the Company being the acquirer. The certificate of merger was filed with the State of Washington on April 26, 2006 which is considered the effective date of the acquisition.

                          Techalt, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 9 - Quarterly Results (unaudited)

Following is a summary of unaudited quarterly results of operations for the two years ended December 31, 2005. Operating loss, net loss, net loss attributable to holders of common stock and net loss per share attributable to holders of common stock for the three months ended March 31 and June 30, 2005 have been restated as described in (a) and (b) below. The aggregate effect of the restatement increased operating loss by $51,000 and $51,000, net loss by $261,000 and $251,000, net loss attributable to holders of common stock by $261,000 and $251,000, and net loss attributable to holders of common stock by approximately $0.02 per share for each of the three months ended March 31 and June 30, 2005, respectively.

                                                                       Net income (loss) attributable
                                                                         to holders of common stock
                                             Operating      Net income   --------------------------
Year ended December 31, 2005    Revenues        Loss          (loss)         Amount      Per share
                               -----------   -----------    -----------    -----------    --------
  First quarter                $   996,382   $(1,226,438)   $(1,448,710)   $(1,508,710)   $  (0.11)
  Second quarter                 1,318,938    (1,208,048)    (1,423,903)    (1,483,154)      (0.11)
  Third quarter                    448,907    (1,169,483)    (2,561,527)    (2,621,537)      (0.20)
  Fourth quarter                        --      (256,598)     1,679,318      1,625,019        0.12

Year ended December 31, 2004
  First quarter                $    59,089   $  (169,238)   $  (169,238)   $  (169,238)   $  (0.01)
  Second quarter                    64,760      (259,844)      (259,844)      (259,844)      (0.03)
  Third quarter                     55,067      (393,229)      (393,274)      (393,274)      (0.02)
  Fourth quarter                   112,204    (3,414,545)    (3,904,945)    (5,729,504)      (0.61)

(a) General and administrative expenses, operating loss, net loss and net loss attributable to holders of common stock for each of the three months ended March 31 and June 30, 2005, were increased by $51,000 as a result of restatement due to the effect of a change in volatility factor utilized in the fair value calculations for warrants issued and related increase in stock-based consulting expense. This restatement resulted in an increase in net loss attributable to holders of common stock by less than $0.01 per share for each of the three months ended March 31 and June 30, 2005.

(b) Change in fair value of registration rights damages expense for the three months ended March 31 and June 30, 2005 increased by $210,000 and $200,000, respectively, as a result of restatement due to the effect of accounting for registration rights agreements entered into in connection with issuances of Series A Preferred Stock as a derivative at fair value. This restatement resulted in an increase in net loss attributable to holders of common stock by approximately $0.02 per share for each of the three months ended March 31 and June 30, 2005.

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

During each of the two (2) years ended December 31, 2003 and 2002, and all subsequent interim periods up and until the Dismissal Date in connection with PS&H , there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to PS&H's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company requested PS&H to furnish a letter addressed to the United States Securities and Exchange Commission, stating whether they agree with the statements made by the Company in the Current Report on Form 8-K, and, if not, stating the respects in which it does not agree. A copy of this letter, dated as of October 20, 2004, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed October 20, 2004.

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

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and procedures" as defined in Rule 13a-15(e). The Company's disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the principal executive officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

At the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based of the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management including the Company's principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On October 5, 2005 James E. Solomon and C. Pete Ashi resigned their positions on the Board of Directors (the "Board") of the Company. Additionally, James E. Solomon, Peter Lynch and James Hurley resigned from their positions as Chairman and Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, respectively. These resignations were in connection with the anticipated change in the direction of the Company, following the Company's transfer of its then existing intellectual property to Paul Masanek and Service By Designwise, Ltd. under a Designwise Settlement, and did not arise from any disagreement on any matter relating to the Company's operations, policies or practices, nor regarding the general direction of the Company.

Mr. Solomon, Mr. Ashi and Mr. Hurley did not serve on any subcommittees of the Board. The Company is currently searching for individuals to fill the vacant positions on the Board and who will serve until the next elections are held for these positions. Additionally, David M. Otto, as the sole remaining officer (Secretary) and director of the Company, was appointed President of the Company, effective upon the resignation of Mr. Lynch, to serve until a new President is found.

On February 17, 2006 TechAlt, Inc. the Company and Cypher Wireless, Inc. ("Cypher Wireless"), entered into acquisition agreement to merge a wholly owned subsidiary of the Company with and into Cypher Wireless and to rename Cypher Wireless "TechAlt Security Technologies, Inc." (the "Acquisition"), which shall exist as an operating subsidiary of Registrant. The agreement provides that all of the shares of common stock of Cypher Wireless issued and outstanding at the time the merger becomes effective under applicable state law will be converted into common stock of the Company such that the current holders of Cypher Wireless common stock will hold approximately 35% of all shares of Registrant's common stock outstanding immediately after the closing of this Acquisition. The Acquisition may be cancelled and unwound at any time during the twelve (12) month period following the Acquisition for material breach of any of the representations and warranties or covenants of the Acquisition if such breach is not cured within thirty days of written notice, if the parties fail to obtain external financing of not less than $2,000,000, or for failure to resolve the existing debt and material liabilities of the parties in a manner acceptable to or Registrant or Cypher Wireless. The Acquisition became effective on April 26, 2006.

Cypher was formed on or around February 17, 2006 to acquire the assets of Ascentry Technologies, Inc., a five year-old technology communications company focusing on the homeland security market. Cypher is an innovator in communication software and security solutions, primarily focusing within the communications platform to serve first responder teams in public safety, physical security organizations across a variety of industries, and federal, state, and local governments. Cypher's software and technology solutions create environments where both equipment and individuals can communicate between a variety of platforms, and seeks to create additional value for customers by linking together existing equipment and new technologies without having to replace entire systems to gain the benefits of digital control, collaboration, and creation. The Company expects that the Acquisition will be an important step in TechAlt's continuing plans to diversify its opportunities in the homeland security sector through the acquisition of proprietary, sustainable security technologies.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

NAME                    AGE                   POSITION

David M. Otto            46     President, Principal Executive Officer,
                                Principal Financial Officer, Secretary

James E. Solomon         56     Former Chief Executive Officer; Chairman of the
                                Board of Directors (Resigned October 5, 2005)

George Loera             53     Former Director (Resigned June 1, 2005)

C. Pete Ashi             44     Former Director (Resigned October 5, 2005)

Peter Lynch              57     Former President & Chief Operating Officer
                                (Resigned October 5, 2005)

James J. Hurley          56     Former Chief Financial Officer
                                (Resigned October 5, 2005)

Michael J. Lightfoot     54     Former Vice President of Administration
                                (Resigned March 2005)

DAVID M. OTTO has served as our Secretary since August of 2004 and acting President, Principal Executive Officer and Principal Financial Officer since October 5, 2005.. David M. Otto is a Seattle-based attorney and President of The Otto Law Group. Mr. Otto's practice focuses on corporate finance, securities, mergers and acquisitions and corporate law and governance. Mr. Otto began his law practice on Wall Street in New York City in 1987, where he concentrated on significant corporate leveraged buyout and takeover transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto moved to Seattle in order to dedicate his extensive experience in corporate law and finance, mergers and acquisitions, corporate governance, public and private securities offerings and venture capital financing to entrepreneurs, technology innovators, start-up, emerging growth and middle-market businesses. In July of 1999, Mr. Otto founded his own firm, The Otto Law Group, PLLC, in Seattle, Washington, to better serve technology-based start-up, emerging growth and middle-market companies with respect to corporate finance, securities, strategic development, corporate governance, mergers, acquisitions and venture capital and private equity matters. Recent transactions completed by The Otto Law Group include an initial public offering for a digital technology company, acquisition and financing of an education services and products public company, private financing for the national expansion of a window coverings manufacturer, the Securities Exchange Act of 1934 Act compliance work for several technology and service businesses, a share exchange and proxy for a publicly held company, rendering opinions regarding various cross-border financings and acquisitions and private placements for electronic component, digital music, e-commerce and wireless broadband companies.

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

JAMES E. SOLOMON (RESIGNED OCTOBER 5, 2005) had served as the Chairman of the Board of Directors and as Chief Executive Officer since August 2004. PETER LYNCH (RESIGNED OCTOBER 5, 2005) had served as our Chief Operating Officer since October of 2004 and as our President since February 2005. GEORGE LOERA (RESIGNED JUNE 21, 2005) had served as a member of our Board of Directors since August of 2004. C. PETE ASHI (RESIGNED OCTOBER 5, 2005) had served as a member of our Board of Directors since August of 2004. JAMES HURLEY (RESIGNED OCTOBER 5, 2005) had served as our Chief Financial Officer since November 23, 2004. MICHAEL J. LIGHTFOOT (RESIGNED MARCH 2005) had served as our Vice President of Administration since January 1, 2005.

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
Name and                     Year      Salary     Bonus   Compensation  Award(s)    Options/
Principal Position                       ($)       ($)        ($)         ($)        SARS (#)     ($)           ($)

(a)                          (b)         (c)       (d)        (e)         (f)        (g)          (h)           (i)

------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
David M. Otto,                2005      $0.00          0          0          0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
James Solomon, CEO (2)        2005    $100,256         0    $10,408 (1)      0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
Peter Lynch, COO   (2)        2005    $ 86,538         0          0          0          0            0             0
------------------------  ---------   --------   --------   --------   --------   --------     --------      --------
James Hurley, CFO  (2)        2005    $ 78,771         0          0          0          0            0             0
-----------------------------------------------------------------------------------------------------------------------

(1) Reimbursement for Country Club Membership fees per Mr. Solomon's Employment Agreement.

(2)   Resigned effective October 5, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005:

--------------- ------------------------------------------------------------------ --------------------- --------
Title of        Name and Address of Beneficial Owner                               Amount and Nature     Percent
Class(1)                                                                           of Beneficial         of Class
                                                                                   Ownership(2)
--------------- ------------------------------------------------------------------ --------------------- --------
Common          David M. Otto                                                                      -0-     0.00%
                601 Union Street, Suite 4500, Seattle, WA 98101
----------------------- -----------------------------------------------------------------------------------------

Common          James E. Solomon, Chairman and CEO  (Resigned)                                 3,867,440      29%
                3311 N. Kennicott Ave., Suite A, Arlington Heights, IL 60004

--------------- ------------------------------------------------------------------ --------------------- --------
Common          C. Pete Ashi, Director                                                           75,000      0.6%
                3311 N. Kennicott Ave., Suite A, Arlington Heights, IL 60004

--------------- ------------------------------------------------------------------ --------------------- --------
Common          Diane Marie Loera(3)                                                            600,000      4.5%
                3311 N. Kennicott Ave., Suite A, Arlington Heights, IL 60004

--------------- ------------------------------------------------------------------ --------------------- --------
Common          Michael Lightfoot, Vice President of Operations                                  25,000      0.2%
                3311 N. Kennicott Ave., Suite A, Arlington Heights, IL 60004

--------------- ------------------------------------------------------------------ --------------------- --------
Common          Paul Masanek(4)                                                               4,676,560       35%
                5250 Cleveland Street, Skokie, IL 60077

--------------- ------------------------------------------------------------------ --------------------- --------
Common          Directors and Officers as a Group                                             4,567,440     34.3%

--------------- ------------------------------------------------------------------ --------------------- --------

(1) In connection with the Company's recent Series A Preferred and Warrant financing, the Company currently has 4,816,250 shares of Series A Preferred stock issued and outstanding which may be converted into 9,632,500 shares of common stock, in the aggregate, subject to anti-dilution adjustments. None of the shares of Series A Preferred are held by the above shareholders. The Series A Preferred vote with the common stock on an as converted basis. In connection with the purchase of the Series A Preferred, the Company issued warrants, in the aggregate, to purchase 9,632,500 shares of common stock, exercise price of $1.00 per share.

(2) Based on 13,477,296 shares of common stock outstanding or issuable as of March 29, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3) Wife of George Loera, a member of the board of directors of the Company.

(4) Paul Masanek holds a warrant to purchase 750,000 shares of common stock of the Company, exercise price of $1.00 per share. Services By Designwise, Ltd., an Illinois corporation controlled by Mr. Masanek ("SBD"), holds a $1,150,000 Convertible Promissory Note, convertible into common stock at the price of $1.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Solomon and the Company entered into an Employment Agreement on or around August 24, 2004. Per the terms of the Employment Agreement, Mr. Solomon is to be employed by the Company as the Chief Executive Officer for an initial period of three (3) years, which period shall be automatically renewed until terminated by the Company. Solomon's annual salary is One Hundred and Seventy Five Thousand Dollars ($175,000). Solomon is eligible to receive an annual cash bonus of up to Two Hundred Seventy Five Thousand Dollars ($275,000) in connection with the gross revenues of the Company and it is anticipated that Mr. Solomon will be granted options to purchase up to one million (1,000,000) shares of the common stock of the Company, subject to vesting. Mr. Solomon resigned from the Company, effective October 5, 2005, and his employment agreement was terminated.

In December of 2004, the Company issued 600,000 shares of common stock to Ms. Diana Loera, a family member of George Loera and 125,000 shares of common stock to Christopher Solomon, a family member of James E. Solomon. George Lorea resigned from the Company effective June 1, 2005.

ITEM 13. EXHIBITS


Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
   2.1            Form of Agreement and Plan of Merger     Incorporated by reference to Exhibit
                                                           2.1 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
   2.2            Form of Agreement and Plan of Merger     Incorporated by reference to Exhibit
                                                           2.2 of the Company's Form 8-K filed
                                                           February 22, 2006.
-----------------------------------------------------------------------------------------------
   3.1(i)         Articles of Incorporation                Incorporated by reference to Exhibit
                                                           3.1 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.2(i)         Certificate of Amendment to the          Incorporated by reference to Exhibit
                  Articles of  Incorporation               3.2 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.3(i)         Certificate of Amendment to the          Incorporate by reference to
                  Exhibit Articles of Incorporation        3.3(i) of the Company's SB-2
                                                           Registration Statement filed
                                                           November 15, 2004
-----------------------------------------------------------------------------------------------
   3.4(ii)        Bylaws                                   Incorporated by reference to Exhibit
                                                           3.3 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.5(ii)        Amended Bylaws                           Incorporated by reference to Exhibit
                                                           3.2 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.1            Certificate of Designation               Incorporated by reference to Exhibit
                                                           4.1 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.2            Amended Certificate of Designation       Incorporated by reference to Exhibit
                                                           4.2 the Company's Form SB-2/A filed
                                                           February 17, 2005
-----------------------------------------------------------------------------------------------
   4.3            Form of Securities Purchase Agreement    Incorporated by reference to Exhibit
                                                           10.3 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.4            Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                                                           10.4 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.5            Form of Warrant                          Incorporated by reference to Exhibit
                                                           10.5 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.6            Form of Additional Warrant               Incorporated by reference to Exhibit
                                                           10.6 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.7            Form of Additional Investment Right      Incorporated by reference to Exhibit
                                                           10.8 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.8            Form of Lock-Up Agreement                Incorporated by reference to Exhibit
                                                           10.7 of the Company's Form 8-K filed
                                                           August 27, 2004

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
   4.9            Form of Warrant issued to Paul Masanek   Incorporated by reference to Exhibit
                                                           4.1 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.10            Form of Secured Convertible Prom. Note   Incorporated by reference to Exhibit
                                                           4.2 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.11            Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                  with Paul Masanek and Services           4.3 of the Company's Form 8-K filed
                  By Designwise, Ltd.                      December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.12            Form of Right of First Refusal           Incorporated by reference to Exhibit
                  Agreement                                4.4 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  10.1            Employment Agreement with                Incorporated by reference to Exhibit
                  James E. Solomon                         10.2 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
  10.2            Intellectual Property License Agreement  Incorporated by reference to Exhibit
                                                           10.1 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
  10.3            Financial Advisory and Investment        Incorporated by reference to Exhibit
                  Banking Agreement with                   10.3 of the Company's Form SB-2
                  Sunrise Securities Corp.                 Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.4            Public Relations Retainer Agreement      Incorporated by reference to Exhibit
                  with Sunrise Financial Group, Inc.       10.4 of the Company's Form SB-2
                                                           Registration
                                                           Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.5            Base Agreement with International        Incorporated by reference to Exhibit
                  Business Machines Corporation            10.5 of the Company's Form SB-2
                                                           Registration
                                                           Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.6            IBM Solutions Engagement Agreement       Incorporated by reference to Exhibit
                  Statement of Work                        10.6 of the Company's Form SB-2
                                                           Registration
                                                           Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.7            Arias Technology Corporation, Inc.,      Incorporated by reference to Exhibit
                  Agreement for Consulting Services        10.7 of the Company's Form SB-2
                                                           Registration
                                                           Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.8            TechAlt/Arias Statement of Work          Incorporated by reference to Exhibit
                                                           10.8 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.9            Form of Agreement to Rescind             Incorporated by reference to Exhibit
                  Intellectual Property License Agreement  10.1 of the Company's Form 8-K filed
                                                           December 21, 2004.

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
 10.10            Form of Sales Agreement                  Incorporated by reference to Exhibit
                                                           10.2 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.11            Form of Security Agreement               Incorporated by reference to Exhibit
                                                           10.3 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.12            Form of Settlement Agreement             Incorporated by reference to Exhibit
                                                           10.4 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.13            Form of Technology Assignment            Incorporated by reference to Exhibit
                  and Bill of Sale                         10.5 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.14            Form of Escrow Agreement                 Incorporated by reference to Exhibit
                                                           10.6 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.15            Form of Consulting Agreement             Incorporated by reference to Exhibit
                                                           10.7 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.16            Form of Waiver and Amendment             Incorporated by reference to Exhibit
                  Agreement                                10.16 the Company's Form SB-2/A
                                                           filed February 17, 2005
-----------------------------------------------------------------------------------------------
 10.17            2005 Stock Option Plan                   Incorporated by reference to Exhibit
                                                           10.1O the Company's For 8-K filed
                                                           April 4, 2005
-----------------------------------------------------------------------------------------------
 10.18            Business Development Agreement           Incorporated by reference to Exhibit
                  with Excipio Group, S.A.                 10.1O the Company's For 8-K filed
                                                           April 4, 2005
-----------------------------------------------------------------------------------------------
    13            Quarterly Reports, Form 10-QSB           Incorporated by reference to the
                                                           Form 10-QSB Quarterly Reports filed
                                                           by the Company on December 22, 2005;
                                                           August 16, 2005; and May 16, 2005.
-----------------------------------------------------------------------------------------------
    14            Code of Ethics                           Incorporated by reference to the Form
                                                           10-KSB filed by the Company on
                                                           March 31, 2005
-----------------------------------------------------------------------------------------------
  17.1            Resignation of Director,                 Incorporated by reference to the
                  James Solomon                            Form 8-K filed by the Company
                                                           October 6, 2005
-----------------------------------------------------------------------------------------------
  17.2            Resignation of Director,                 Incorporated by reference to the
                  C. Peter Ashi                            Form 8-K filed by the Company
                                                           October 6, 2005
-----------------------------------------------------------------------------------------------
  31.1            Certification of CEO pursuant to         Attached
                  Section 302 of the Sarbanes-Oxley Act
-----------------------------------------------------------------------------------------------
  31.1            Certification of CFO pursuant to         Attached
                  Section 302 of the Sarbanes-Oxley Act
-----------------------------------------------------------------------------------------------
    32            Certification of CEO and CFO pursuant    Attached
                  to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K.

During the period September 30, 2005 - December 31, 2005, and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

--------------------------------------------------------------------------------
Date of Event Reported                                Items Reported*
--------------------------------------------------------------------------------
October 6, 2005                                       Items 5.02, 8.01 and 9.01
--------------------------------------------------------------------------------
February 2, 2006                                      Items 1.01
--------------------------------------------------------------------------------
* Previously filed.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Salberg & Co., P.A. has served as our independent certified public accountants since October 2004. Pritchett, Siler & Hardy served as our independent certified public accountants for the fiscal years 2003 and 2002.

During the fiscal years ended December 31, 2004 and 2005, fees in connection with services rendered by Salberg & Co., P.A. and Pritchett, Siler & Hardy, the Company's independent auditors, were as set forth below:

--------------------------------------------------------------------------------
       Fee Category               Fiscal 2004                Fiscal 2005
--------------------------------------------------------------------------------
Audit Fees                        $   61,000                 $60,000
--------------------------------------------------------------------------------
Audit-Related Fees                $    7,600                 $18,000
--------------------------------------------------------------------------------
Tax Fees                                   0                       0
--------------------------------------------------------------------------------
All Other Fees                             0                       0
--------------------------------------------------------------------------------
Total                             $   68,600                 $78,000
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

We made no other payments to Salberg & Company, P.A. and Pritchett, Siler & Hardy during 2005 which constituted other fees.

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

All engagements of the independent registered public accounting firm to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle State of Washington, on May 19, 2006.

                                              TECHALT, INC.

                                              By: /s/ David M. Otto
                                                 -------------------------------
                                                   David M. Otto
                                                   Chairman & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated May 19, 2006.

Signature                              Title

/s/   David M. Otto                    Chairman and Principal Executive Officer,
                                       Principal Financial Officer
---------------------------------
David M. Otto

                                  EXHIBIT INDEX

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
   2.1            Form of Agreement and Plan of Merger     Incorporated by reference to Exhibit
                                                           2.1 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
   2.2            Form of Agreement and Plan of Merger     Incorporated by reference to Exhibit
                                                           2.2 of the Company's Form 8-K filed
                                                           February 22, 2006.
-----------------------------------------------------------------------------------------------
   3.1(i)         Articles of Incorporation                Incorporated by reference to Exhibit
                                                           3.1 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.2(i)         Certificate of Amendment to the          Incorporated by reference to Exhibit
                  Articles of  Incorporation               3.2 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.3(i)         Certificate of Amendment to the          Incorporate by reference to
                  Exhibit Articles of Incorporation        3.3(i) of the Company's SB-2
                                                           Registration Statement filed
                                                           November 15, 2004
-----------------------------------------------------------------------------------------------
   3.4(ii)        Bylaws                                   Incorporated by reference to Exhibit
                                                           3.3 of the Company's Form 10-SB
                                                           filed October 29,1999
-----------------------------------------------------------------------------------------------
   3.5(ii)        Amended Bylaws                           Incorporated by reference to Exhibit
                                                           3.2 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.1            Certificate of Designation               Incorporated by reference to Exhibit
                                                           4.1 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.2            Amended Certificate of Designation       Incorporated by reference to Exhibit
                                                           4.2 the Company's Form SB-2/A filed
                                                           February 17, 2005
-----------------------------------------------------------------------------------------------
   4.3            Form of Securities Purchase Agreement    Incorporated by reference to Exhibit
                                                           10.3 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.4            Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                                                           10.4 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.5            Form of Warrant                          Incorporated by reference to Exhibit
                                                           10.5 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.6            Form of Additional Warrant               Incorporated by reference to Exhibit
                                                           10.6 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.7            Form of Additional Investment Right      Incorporated by reference to Exhibit
                                                           10.8 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
   4.8            Form of Lock-Up Agreement                Incorporated by reference to Exhibit
                                                           10.7 of the Company's Form 8-K filed
                                                           August 27, 2004

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
   4.9            Form of Warrant issued to Paul Masanek   Incorporated by reference to Exhibit
                                                           4.1 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.10            Form of Secured Convertible Prom. Note   Incorporated by reference to Exhibit
                                                           4.2 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.11            Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                  with Paul Masanek and Services           4.3 of the Company's Form 8-K filed
                  By Designwise, Ltd.                      December 21, 2004.
-----------------------------------------------------------------------------------------------
  4.12            Form of Right of First Refusal           Incorporated by reference to Exhibit
                  Agreement                                4.4 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
  10.1            Employment Agreement with                Incorporated by reference to Exhibit
                  James E. Solomon                         10.2 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
  10.2            Intellectual Property License Agreement  Incorporated by reference to Exhibit
                                                           10.1 of the Company's Form 8-K filed
                                                           August 27, 2004
-----------------------------------------------------------------------------------------------
  10.3            Financial Advisory and Investment        Incorporated by reference to Exhibit
                  Banking Agreement with                   10.3 of the Company's Form SB-2
                  Sunrise Securities Corp.                 Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.4            Public Relations Retainer Agreement      Incorporated by reference to Exhibit
                  with Sunrise Financial Group, Inc.       10.4 of the Company's Form SB-2
                                                           Registration
                                                           Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.5            Base Agreement with International        Incorporated by reference to Exhibit
                  Business Machines Corporation            10.5 of the Company's Form SB-2
                                                           Registration
                                                           Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.6            IBM Solutions Engagement Agreement       Incorporated by reference to Exhibit
                  Statement of Work                        10.6 of the Company's Form SB-2
                                                           Registration
                                                           Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.7            Arias Technology Corporation, Inc.,      Incorporated by reference to Exhibit
                  Agreement for Consulting Services        10.7 of the Company's Form SB-2
                                                           Registration
                                                           Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.8            TechAlt/Arias Statement of Work          Incorporated by reference to Exhibit
                                                           10.8 of the Company's Form SB-2
                                                           Registration Statement filed
                                                           November 15, 2004.
-----------------------------------------------------------------------------------------------
  10.9            Form of Agreement to Rescind             Incorporated by reference to Exhibit
                  Intellectual Property License Agreement  10.1 of the Company's Form 8-K filed
                                                           December 21, 2004.

Exhibit No.                    Description                              Location
-----------------------------------------------------------------------------------------------
 10.10            Form of Sales Agreement                  Incorporated by reference to Exhibit
                                                           10.2 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.11            Form of Security Agreement               Incorporated by reference to Exhibit
                                                           10.3 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.12            Form of Settlement Agreement             Incorporated by reference to Exhibit
                                                           10.4 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.13            Form of Technology Assignment            Incorporated by reference to Exhibit
                  and Bill of Sale                         10.5 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.14            Form of Escrow Agreement                 Incorporated by reference to Exhibit
                                                           10.6 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.15            Form of Consulting Agreement             Incorporated by reference to Exhibit
                                                           10.7 of the Company's Form 8-K filed
                                                           December 21, 2004.
-----------------------------------------------------------------------------------------------
 10.16            Form of Waiver and Amendment             Incorporated by reference to Exhibit
                  Agreement                                10.16 the Company's Form SB-2/A
                                                           filed February 17, 2005
-----------------------------------------------------------------------------------------------
 10.17            2005 Stock Option Plan                   Incorporated by reference to Exhibit
                                                           10.1O the Company's For 8-K filed
                                                           April 4, 2005
-----------------------------------------------------------------------------------------------
 10.18            Business Development Agreement           Incorporated by reference to Exhibit
                  with Excipio Group, S.A.                 10.1O the Company's For 8-K filed
                                                           April 4, 2005
-----------------------------------------------------------------------------------------------
    13            Quarterly Reports, Form 10-QSB           Incorporated by reference to the
                                                           Form 10-QSB Quarterly Reports filed
                                                           by the Company on December 22, 2005;
                                                           August 16, 2005; and May 16, 2005.
-----------------------------------------------------------------------------------------------
    14            Code of Ethics                           Incorporated by reference to the Form
                                                           10-KSB filed by the Company on
                                                           March 31, 2005
-----------------------------------------------------------------------------------------------
  17.1            Resignation of Director,                 Incorporated by reference to the
                  James Solomon                            Form 8-K filed by the Company
                                                           October 6, 2005
-----------------------------------------------------------------------------------------------
  17.2            Resignation of Director,                 Incorporated by reference to the
                  C. Peter Ashi                            Form 8-K filed by the Company
                                                           October 6, 2005
-----------------------------------------------------------------------------------------------
  31.1            Certification of CEO pursuant to         Attached
                  Section 302 of the Sarbanes-Oxley Act
-----------------------------------------------------------------------------------------------
  31.1            Certification of CFO pursuant to         Attached
                  Section 302 of the Sarbanes-Oxley Act
-----------------------------------------------------------------------------------------------
    32            Certification of CEO and CFO pursuant    Attached
                  to Section 906 of the Sarbanes-Oxley Act