Form 10QSB
period 2006-03-31
TechAlt, Inc.
filed 2006-06-21
CIK 1097945

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                        Commission File Number: 000-27867

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

      Yes |_| No |X|


      The number of shares of the Company's common stock outstanding on March 30, 2006 was 13,477,296.

      -----------------------------------

      Transitional Small Business Disclosure Format (Check One):

      Yes |_| No |X|

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


Item 5      Other Information


Item 6      Exhibits


SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          TechAlt, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                                                                March 31,
                                                                                  2006
                                                                              ------------
Automobiles, net of accumulated depreciation                                  $     24,842
                                                                              ------------
        Total assets                                                          $     24,842
                                                                              ============

Current liabilities
  Notes payable to bank collateralized by automobiles                         $     38,180
  Accounts payable                                                               1,067,126
  Accounts payable - related parties                                               522,280
  Accrued liabilities                                                              161,111
  Customer deposits                                                                350,513
  Convertible and other notes payable                                              195,000
  Advances due to officer                                                          183,201
  Fair value of registration rights liability                                    1,490,000
  Accrued preferred stock dividends                                                304,410
                                                                              ------------
        Total current liabilities                                                4,311,821
                                                                              ------------

Commitments and contingencies (Notes 1, 4 and 6)

  Series A Preferred stock subject to potential recission (Note 4),
  4,820,000 authorized, 4,816,260 issued and outstanding, liquidation
  preference of $9,632,520                                                       5,182,993
                                                                              ------------

Stockholders' Deficit
  Preferred stock, $0.001 par value, 100,000,000 shares authorized
  Common stock and additional paid-in capital. $0.001 par value,
    500,000,000 shares authorized, 13,307,719 shares issued and outstanding         13,308
  Common stock issuable (169,577 shares)                                               170
  Additional paid-in capital                                                     2,435,630
  Accumulated deficit                                                          (11,919,080)
                                                                              ------------
    Total stockholders' deficit                                                 (9,469,972)
                                                                              ------------

        Total liabilities and stockholders' deficit                           $     24,842
                                                                              ============

     See accompanying notes to condensed consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                        Three months ended March 31,
                                                        ----------------------------
                                                             2006         2005
                                                        ------------   -----------
Revenue                                                  $        --   $   996,382
Cost of goods sold                                                --       489,523
                                                         -----------   -----------
Gross profit                                                      --       506,859
                                                         -----------   -----------
Operating expenses

  General and administrative                                 112,040       806,372
  Research and development                                        --       469,928
  Business development                                            --       456,997
                                                         -----------   -----------
      Total operating expenses                               112,040     1,733,297
                                                         -----------   -----------

Loss from operations                                        (112,040)   (1,226,438)
                                                         -----------   -----------

Other income (expense)

  Change in fair value of registration rights damages             --      (210,000)
  Interest expense, net                                       (5,766)      (13,272)
                                                         -----------   -----------

      Total other income (expense)                            (5,766)     (223,272)
                                                         -----------   -----------

Net loss                                                    (117,806)   (1,449,710)

Preferred stock dividends                                    (58,719)      (52,824)
                                                         -----------   -----------

Net loss attributable to holders of common stock         $  (176,525)  $(1,502,534)
                                                         ===========   ===========

Basic and diluted net loss per share attributable
  to holders of common stock                             $     (0.01)  $     (0.11)
                                                         ===========   ===========

Weighted average shares used
  in computing loss per share                             13,477,296    13,358,770
                                                         ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                          2006            2005
                                                                                      ------------    ------------
Cash flows from operating activities:
Net loss                                                                               $(117,806)     $(1,449,710)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                          5,421           20,101
     Amortization of deferred stock-based consulting                                          --           38,125
     Stock-based compensation expenses                                                        --           51,000
     Change in fair value of registration rights                                              --          210,000
     Changes in operating assets and liabilities, exclusive of foreclosure effects:
       Accounts receivable                                                                    --         (445,361)
       Prepaid expenses and other current assets                                              --         (135,551)
       Accounts payable                                                                  (29,117)         296,250
       Accounts payable - related party                                                   99,639           42,770
       Accrued liabilities                                                                 5,363         (136,681)
       Customer deposits and deferred revenue                                                 --         (256,230)
                                                                                       ---------      -----------
         Net cash used by operating activities                                           (36,500)      (1,765,287)
                                                                                       ---------      -----------
Cash flows from investing activities:
     Purchase of property, plant & equipment                                                  --          (96,508)
                                                                                       ---------      -----------
       Net cash used by investing activities                                                  --          (96,508)
                                                                                       ---------      -----------
Cash flows from financing activities:
   Decrease in excess of checks issued over bank balance                                      --           (5,272)
   Proceeds from advances                                                                 36,500               --
   Proceeds from sale of preferred stock                                                      --          881,260
   Proceeds from loan payable - officer                                                       --           24,379
                                                                                       ---------      -----------
       Net cash provided by financing activities                                          36,500          900,367
                                                                                       ---------      -----------
Net increase (decrease) in cash and cash equivalents                                          --         (961,428)
Cash and cash equivalents, beginning of period                                                --        1,202,748
                                                                                       ---------      -----------
Cash and cash equivalents, end of period                                               $      --      $   241,320
                                                                                       =========      ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                              $      --      $    19,649
                                                                                       =========      ===========
   Cash paid for income taxes                                                          $      --      $        --
                                                                                       =========      ===========
   Non-cash investing and financing activities
     Common stock issued for preferred stock dividends                                 $      --      $     5,907
                                                                                       =========      ===========

     See accompanying notes to condensed consolidated financial statements.

                          Techalt, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

Note 1 Description of Business and Summary of Significant Accounting Policies

Description of Business and Organization - TechAlt, Inc. ("TechAlt") and its wholly-owned subsidiary Technology Alternatives, Inc. ("TAI", and together, the "Company") is engaged in the business of providing portable wireless communications solutions used by emergency first responders for interagency interoperability, communication and collaboration used in Homeland security, emergency medical and disaster response. Sales of these products are generally made to an independent contractor hired by local, state or federal agencies.

Excess of Liabilities Extinguished Over Recorded Value of Assets Seized in Foreclosure and Compensatory Damages and Discontinued Operations- In September 2005, a creditor foreclosed on all the assets of the Company and the Company ceased all operations. Effective 90 days after the foreclosure date, the Company has no rights to foreclosed assets nor to obligations foreclosed and extinguished. The excess of liabilities over the recorded value of assets seized and of compensatory damages approximated $951,000 and was recorded as other income during 2005. The accompanying financial statements do not present discontinued operations for the foreclosed business as there was only one operating segment.

Basis of Presentation and Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring net losses including a net loss in 2005 of approximately $3.9 million, used cash by operating activities in 2005 of $973,000, and at December 31, 2005 had a working capital deficit of $4.3 million (including $1.5 million of fair value of registration rights liability), and a stockholders' deficit of $9.5 million. During the three months ended March 31, 2006, the Company reported a net loss of approximately $118,000, and at March 31, 2006 has a working capital deficit of approximately $4.3 million (including $1.5 million of fair value of registration rights liability), and a stockholders' deficit of approximately $9.5 million. Additionally, in 2005 a creditor foreclosed and seized all of the Company's assets and the Company ceased all operations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, its merger with Cypher Wireless as disclosed in Note 2, additional financing activities, the expansion of financing and cash flows generated from sales activities all of which, Management believes will provide the Company the ability to continue as a going concern.

Principals of Consolidation - The condensed consolidated financial statements include the accounts of TechAlt, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of capital stock and warrants issued for services, valuation of registration rights liability and valuation of deferred tax assets. Actual results could differ from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements - The unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006 or for any other future period. These interim condensed consolidated financial statements should be read in conjunction with the Company's audited annual financial statements and related notes thereto, which are included in the Company's December 31, 2005 Annual Report on Form 10-KSB.

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

                          Techalt, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

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

Stock-based Compensation - Prior to 2006, the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company followed the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. Had the Company accounted for stock-based compensation utilizing the fair value method, its reported net loss and net loss per share attributable to holders of common stock would not have differed from actual amounts reported.

In 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R"). FAS 123R addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates accounting for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective January 1, 2006.

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

                          Techalt, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Loss per share - The computation of net loss per share attributable to holders of common stock is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net loss is increased by preferred stock dividends (paid or payable) in the computation of net loss per share attributable to holders of common stock. Dilutive loss per share is not presented as the effects of including common stock equivalent shares would be anti-dilutive. Computations of net loss per share for the three months ended March 31, 2005 and 2006, exclude 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock, and 12,915,772 and 14,151,664 common shares issuable upon exercise of outstanding options and warrants, respectively. Such common stock equivalents may dilute future net income per share.

Fair Value of Financial Instruments-The Company's financial instruments consist of accounts payable, amounts payable to related parties, notes payable and Series A Convertible Preferred Stock, and their carrying amounts approximate fair value due to their short maturities and recent occurrences.

Recent Accounting Pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", (SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2006. The Company's results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

Note 2 - Merger with Cypher Wireless

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

Note 3 - Agreement and Plan of Merger, Settlement Agreement and Foreclosure

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

Agreement and Plan of Merger - Pursuant to the Merger Agreement, all of the shares of common stock of TAI (all of which were owned by Solomon and Masanek) were exchanged for 9,544,000 shares of common stock of TechAlt. TechAlt Acquisitions, Inc., a wholly-owned subsidiary of TechAlt, was merged with and into TAI, with TAI becoming a wholly-owned subsidiary of TechAlt (the "Merger"). Upon consummation of the Merger, Solomon and Masanek together owned approximately 83% of the voting common stock of the merged entity and obtained management control and the shareholders of TechAlt prior to the License Agreement owned approximately 17%. The transaction, in which TechAlt Acquisitions, Inc. was merged with and into TAI, was accounted for as a recapitalization of TAI and combination of entities under common control as of the August 2004 license date and the Company is deemed to have issued 1,656,000 common shares to the shareholders of TechAlt. Inasmuch as the former TAI shareholders owned a majority of TechAlt common stock after the merger and obtained management control, TAI is considered to be the acquiring corporation for accounting purposes.

                          Techalt, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

Settlement Agreement - Pursuant to terms of the Settlement Agreement between TechAlt and Masanek, among other things, (i) the License Agreement entered into between TechAlt and TAI in August 2004 was rescinded, which rescission included rescinding the 10,044,000 shares of TechAlt common stock issued pursuant to the License agreement, (ii) TechAlt paid Masanek $650,000 cash, (iii) TechAlt and Masanek entered into Sales, Consulting, Registration Rights, Right of First Refusal and Escrow Agreements, (iv) TechAlt issued a Convertible Promissory Note for $1,150,000 to Services by Designwise, Ltd. ("SBD"), a company owned by Masanek, payable $650,000 one year from issuance and the remainder two years from issuance subject to acceleration, as defined, based on capital raises, with interest at 5%, and convertible into shares of TechAlt common stock on the basis of $1.00 per share, and secured by substantially all assets of TechAlt, (v) TechAlt issued warrants to Masanek for the right to purchase for a period of five years 750,000 shares of TechAlt common stock for $1.00 per share with a cashless exercise provision, (vi) TechAlt received from SBD the assignment of all right, title and interests in certain intellectual property and inventory of SBD relating to In-Car Based Communications Data Capture and Video Systems,
(vii) TechAlt paid $140,000 for the attorneys fees of Masanek, (viii) settlement of certain claims made by Masanek against TechAlt and others in a lawsuit filed in the Circuit Court of Cook County, Illinois, (ix) the Company entered into a 3 year sales agreement with a minimum annual equipment purchase commitment for the Company to purchase equipment from SBD and to pay royalties on certain third party supplied goods, and (x) a consulting agreement for which the Company will pay SBD $25,000 for the first four months and $6,250 per month for the next 32 months plus other benefits.

License Agreement - In August 2004, the predecessor company's then majority (52%) shareholder and sole member of its board of directors entered into an Intellectual Property License Agreement with TAI, which agreement (the "License Agreement") was consummated on August 24, 2004. Pursuant to the License Agreement, in exchange for issuance of 10,044,000 shares of Company common stock ("Common Stock"), the Company licensed certain intellectual property owned by TAI. The initial term of the License was 6 months, extendable for additional 6 month terms until terminated by mutual agreement. In connection with the License Agreement the Company made payments to the former shareholders of approximately $77,000 for the cancellation of 27,219,000 shares of predecessor common stock. After issuance of shares and cancellation of shares in connection with the License Agreement, TAI owned 4 million shares of the 12 million outstanding and Solomon, directly or beneficially owned an additional approximately 4.5 million shares. In certain circumstances, Solomon, voting shares directly or beneficially owned, along with voting shares beneficially owned by TAI, and had control to vote approximately 71% of the Company's outstanding common shares

Foreclosure on substantially all assets - On June 30, 2005, the Company received a letter from SBD claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1.15 million promissory note, and in July 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, goods, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." In September 2005 the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets of the Company by the creditor discussed above. The settlement allowed for certain payments to the Company by the creditor to cover health insurance and accrued payroll and certain assets not covered by the foreclosure. The final balance due to the creditor prior to the settlement was approximately $1.9 million. The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement could be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. Inasmuch as the Company has not entered into bankruptcy, liabilities foreclosed upon were written off at December 31, 2005.

Note 4 - Notes Payable

In 2004, the Company entered into promissory notes payable to a bank totaling $54,201, due in April and May 2007, bearing interest at an annual rate of 5.75%, and payable in equal monthly payments for 30 months. The promissory notes are collateralized by automobiles owned by the Company and guaranteed by TechAlt. Principal payments on the notes approximate $23,000 and $10,000 in 2006 and 2007, respectively. In April 2006, the bank repossessed the automobiles in partial satisfaction of lease obligations.

During 2005 the Company issued a $135,000 10% secured convertible promissory note, due August 15, 2006. This note is convertible at the same price of a future Offering and therefore it is not considered convertible for (due to the contingency of the future offering) purposes of considering if there is an embedded derivative. In addition, there is no beneficial conversion value as the intrinsic value is zero. In addition, the Company issued three separate 10% secured promissory notes for $20,000 each due at the next round of financing of the Company. At the option of the holder, these notes may be converted into common stock in the second round of financing at the same price of that second round future offering and therefore there is no beneficial conversion feature value as the intrinsic value is zero.

                          Techalt, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

Note 5 - Stockholders' Equity

Series A Convertible Preferred Stock, Warrants and Additional Investment Rights
- During 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933 (the "Securities Act"), in exchange for $3,835,000, the Company sold 3,835,000 shares of its Series A Convertible Preferred Voting Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 7,670,000 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision for the period ending five years from issuance (the "Warrants") and Additional Investment Rights to purchase 65,000 additional shares of Series A Preferred with 130,000 warrants at a purchase price of $1.00 per share (the "Series A Preferred Rights"). All of such rights have been exercised. Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock, at a conversion price of $0.50 per common share. The Series A Preferred holders have voting rights on an as converted basis.

During 2005, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act, in exchange for $881,260 the Company sold 881,260 shares of its Series A Preferred (purchase price of $1.00 per share) and Warrants to purchase 1,762,520 shares of the Company's common stock.

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

The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines. The Company determined that the registration rights agreement was a separate freestanding derivative pursuant to SFAS 133 and related interpretations and has recorded the derivative liability at fair value of $1,490,000 as of March 31, 2006 and December 31, 2005. The expense for the change in fair value of the derivative for the three months ended March 31, 2006 and 2005 was $0 and $210,000, respectively.

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

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. As of March 31, 2006, the Company's condensed consolidated balance sheet reflects a temporary equity value of approximately $5.2 million, comprised of $4.8 million of preferred stock value less offering costs of $1.4 million plus the value of the beneficial conversion feature of $1.8 million relating to that portion of Series A Preferred Stock subject to potential rescission, in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

                          Techalt, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

Common Stock - During 2005, 45,200 common shares were issued and 169,577 are issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares were valued at $107,388 based on the $.50 per share common stock value of contemporaneous issuances and charged to Series A Preferred Stock value as an offering cost.

Warrants and Options - During 2005, the Board of Directors of TechAlt approved the 2005 Stock Option Plan (the "Plan") and the forms of Non-Qualified Stock Option Agreement ("NQA") and Incentive Stock Option Agreement ("ISOA") to provide additional incentives to key employees, officers, directors and independent contractors of TechAlt and any Parent or Subsidiary it may at any time have, thereby helping to attract and retain the best available personnel for positions of responsibility with those entities and otherwise promoting the success of the business activities of such entities. It is intended that options issued under the Plan constitute either incentive stock options or nonqualified stock options. The maximum number of shares that may be optioned and sold under the Plan is the greater of (i) five million (5,000,000) shares of Common Stock of the Company, subject to adjustment, or (ii) twenty percent of the total number of shares of Common Stock that would be outstanding if each class of the Company's stock (including each class of preferred stock) were converted into shares of Common Stock. The Plan is administered by the Board directly, serving as a Committee of the whole, or if the Board elects, by a Committee appointed by the Board for that purpose and consisting of at least two Board members, all of whom shall be Non-Employee Director. The adoption of the Plan is subject to ratification by the affirmative vote of the holders of a majority of the shares of Common Stock represented in person or by proxy at a duly convened meeting of the shareholders of the Company, which ratification shall occur within twelve
(12) months before or after the date of adoption of the Plan by the Board. A summary of options issued, all of which are exercisable, as of March 31, 2006, and changes during the three months then ended is as follows:

                                                 Number of      Weighted-Average
                                             Warrants/Options     Exercise Price
                                             ----------------   ----------------
Balance at January 1, 2006                      16,001,664           $0.88
Options granted to employees and directors              --              --
Exercised                                               --              --
Cancellations and terminations                  (1,850,000)           0.50
                                                ----------
Balance at March 31, 2006                       14,151,664           $0.93
                                                ==========

The following summarizes information about warrants and options outstanding, all of which are exercisable, at March 31, 2006:

                                   Weighted average
                                remaining contractual
Exercise price      Number         life (in years)
--------------    ----------    ---------------------
     $0.50         1,961,664            3.9
     $1.00        12,190,000            3.9
                  ----------
                  14,151,664
                  ==========

Note 6 - Related Party Transactions

An officer/director of the Company is also a principal owner of a law firm that provides services to the Company. Expenses incurred to this law firm during the three months ended March 31, 2005 and 2006 approximated $624,000 and $100,000, respectively. Accounts payable of $522,280 were due to this law firm at March 31, 2006 and reported as accounts payable-related party.

Advances payable to the Company's former Chairman and Chief Executive Officer and 55% shareholder were $183,201 at March 31, 2006 and December 31, 2005. These advances are due on demand, unsecured and non-interest bearing.

Note 7 - Commitments and Contingencies

The settlement agreement discussed in Note 3 stipulates that the creditor may not sue the Company to recover the approximate $1.9 million liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed.

Agreement with IBM - In 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. Pursuant to terms of the SOW, the Company would be providing hardware and software, and maintenance services for which it was to receive payments of approximately $2.9 million. Prior to foreclosure and discontinuance of the project, the Company received payments of approximately $1.8 million, and recognized revenue of approximately $1.6 million. The Company advised the customer it could no longer perform under the contract and this contract was ultimately cancelled. (see Notes 1 and 3)

                          Techalt, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

Operating Lease Agreement - In 2005, the Company entered into an operating lease for equipment to be used in a multi-city demo network. The total value of the equipment was $670,000. The term of the lease was twenty-four months with monthly payments of $7,600. The equipment was returned to the lessor in September 2005 and management believes there may still be obligations under the lease

Debt forbearance - The Company has been contacted by certain convertible note holders regarding repayment of the notes. No claims have been filed, but certain note holders have expressed intent to do so in the event repayment does not commence in a reasonable period of time. The Company continues to be in the process of meetings and discussions with note holders with respect to continued forbearance.

Legal Matters - The Company is engaged in two regulatory actions against the Company relating to unpaid employee salaries and reimbursable expenses aggregating approximately $33,000. The Company also anticipates an additional 3 to 5 claims of up to $10,000 each. The Company has accrued all known amounts.

Note 8 - Subsequent Events

In April 2006, the bank repossessed all automobiles that the Company owned due to defaults on the loans. (See Note 4)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB and the Company's financial statements and management's discussion and analysis of financial condition and results of operations included in the Company's 2005 Annual Report on Form 10-KSB. This discussion regarding the Company contains forward-looking statements that relate to projections regarding future events or future financial performance. Historical results should not be relied on as indicative of trends in operating results for any future period. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as otherwise required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise subsequent to the date of this filing.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from the Company's stated or implied expectations include, but are not limited to: the Company's ability to fund expansions of future growth and to implement our business strategy; the Company's ability to integrate the operations of any businesses we may acquire; potential legal claims against the Company; general economic and business conditions; the condition of the securities and capital markets; legislative or regulatory changes that affect the Company and our ability to ability to comply with regulatory bodies; and statements of assumption underlying any of the foregoing, as well as any other factors set forth in the Company's Annual Report on Form 10-KSB, in our consolidated financial statements contained in this report and the notes thereto, all of which investors are encouraged to read and consider.

When used in this report, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences, or unanticipated events or circumstances after the date of such statement.

OVERVIEW

TechAlt and its subsidiaries, TAI and Techalt Security Technologies, Inc. (together, the "Company") is engaged in the homeland security sector with a focus on emergency first responders in the public sector and on communications interoperability, integration of multi source communications and collaboration enhancement solutions within both the public and private sectors. Sales of these products to governmental entities or their agents are generally made to an independent contractor hired by local, state or federal agencies, or directly to businesses seeking internal communications and tracking security.

The Company is currently targeting local, state, and federal public safety and service agencies that are interested in pooling their communications resources into a single, shared standards-based infrastructure that will support public safety first responders within Department of Homeland Security designated Urban Area Security Initiative ("UASI") communities, as well as privately operated, public events security firms and systems managers.

In June 2005, the Company received a letter from Service By Designwise, Ltd. and Paul Masanek (collectively, "Designwise"), a creditor of the Company claiming that the Company had defaulted on its payment obligations under its promissory note and that SBD has the right to accelerate the full payment of the $1.15 million promissory note, and in July 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, goods, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." In September 2005 the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets of the Company by the creditor discussed above. The settlement allowed for certain payments to the Company by the creditor to cover health insurance and accrued payroll and certain assets not covered by the foreclosure. The final balance due to the creditor prior to the settlement was approximately $1.9 million. The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement could be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. Inasmuch as the Company has not entered into bankruptcy, liabilities foreclosed upon were written off at December 31, 2005.

As a result of the above foreclosure, the Company ceased substantially all operations in connection with its IBM and Cook County related contracts and closed its offices in Arlington Heights, IL, but continues to focus on the development of technologies in the homeland security sector.

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

Cypher was formed in February 2006 to license certain assets of Ascentry Technologies, Inc., a five year-old technology communications company focusing on the homeland security market, pursuant to an agreement under which Cypher licenses, with an option to purchase, the intellectual property of Ascentry. Cypher is an innovator in communication software and security solutions, primarily focusing within the communications platform to serve first responder teams in public safety, physical security organizations across a variety of industries, and federal, state, and local governments. Cypher's software and technology solutions create environments where both equipment and individuals can communicate between a variety of platforms, and seeks to create additional value for customers by linking together existing equipment and new technologies without having to replace entire systems to gain the benefits of digital control, collaboration, and creation. The Company expects that the Acquisition will be an important step in TechAlt's continuing plans to diversify its opportunities in the homeland security sector through the acquisition of proprietary, sustainable security technologies.

SALE OF SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS - Through June 2005, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $4,816,000, before offering costs, the Company sold 4,816,260 shares of its Series A Convertible Preferred Stock purchase price of $1.00 per share) (the "Series A Preferred") and warrants to purchase 9,632,520 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision (the "Warrants") The Series A Preferred contain registration rights and damages based on filing and effectiveness deadlines.

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

SERIES A PREFERRED STOCK SUBJECT TO RECISSION - In July 2005, Company management became aware that holders of 4,816,260 shares of the Company's Series A Preferred Stock (all outstanding shares) may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was originally filed by the Company in November 2004, and has subsequently been withdrawn. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock, which were the basis of the sale of additional shares of Series A Preferred Stock, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

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

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. The Series A Preferred Stock, net of offering costs plus the value of the beneficial conversion feature is reflected as temporary equity on the balance sheet as of March 31, 2006.

Registration Statement on Form SB-2 - The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding registration of approximately 40 million shares of Company common stock to be sold by certain stockholders. In July 2005, the Company withdrew this Registration Statement and expects to file a new registration statement. It is expected that the selling stockholders will offer common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from sales of common stock by selling stockholders. Shares of Company common stock are not currently quoted on any exchange or over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board.

Three months ended March 31, 2006 AND 2005

The following discussion and analysis provides information, which management believes is relevant to an assessment and understanding of the Company's results of operation for the three months ended March 31, 2006 as compared to the three months ended March 31, 2006 and financial condition at March 31, 2006. The discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report.

Subsequent to foreclosure through March 2006, the Company has had no revenues. Revenue of approximately $996,000 was recognized for the three months ended March 31, 2005 relating to Phase 1 implementation for the IBM contract relating to the Cook County project.

General and administrative expenses of approximately $112,000 for the three months ended March 31, 2006 was comprised primarily of legal fees. General and administrative expenses for the same period in 2005 were approximately $806,000. The decrease is attributed to reduction in staff and related expenses to support the IBM contract, which was cancelled in the fourth quarter of 2005.

The Company incurred no research and development or business development expenses in the three months ended March 31, 2006 as a result of the discontinuance of operations subsequent to foreclosure.

LIQUIDITY AND CAPITAL RESOURCES

During the three-months ended March 31, 2006, cash used by operating activities was $36,500, and is primarily due to its net loss of $117,806 offset by an increase of net accounts payable of $70,522 and accrued liabilities of $5,363.

Cash provided by financing activities was $36,500 during the three months ended March 31, 2006 relating to advances made to the Company. There was no cash provided or used by investing activities during the three months ended March 31, 2006 as a result of the foreclosure.

Off-Balance sheet arrangements - The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring net losses including a net loss in 2005 of approximately $3.9 million, used cash by operating activities in 2005 of $973,000, and at December 31, 2005 had a working capital deficit of $4.3 million (including $1.5 million of fair value of registration rights liability), and a stockholders' deficit of $9.5 million. During the three months ended March 31, 2006, the Company reported a net loss of approximately $118,000, and at March 31, 2006 has a working capital deficit of approximately $4.3 million (including $1.5 million of fair value of registration rights liability), and a stockholders' deficit of approximately $9.5 million. Additionally, in 2005 a creditor foreclosed and seized all of the Company's assets and the Company ceased all operations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, its merger with Cypher Wireless as disclosed in
Note 2, additional financing activities, the expansion of financing and cash flows generated from sales activities all of which, Management believes will provide the Company the ability to continue as a going concern.

As disclosed in report of Independent Registered Public Accounting Firm on the Company's financial statements included in the Company's 2005 Annual Report on Form 10-KSB, these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from these uncertainties.

BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and of Regulation SB. Accordingly, information and certain note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying statements. Operating results for interim periods in 2006, are not necessarily indicative of future results that may be expected for the year ending December 31, 2006. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 Form 10-KSB").

Other Matters

Series A Convertible Preferred Stock Subject to Recission - Pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $4,816,000, before offering costs, the Company sold 4,816,260 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred") and warrants to purchase 9,632,520 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision (the "Warrants"). The Series A Preferred contain registration rights and damages based on filing and effectiveness deadlines. Terms of Series A Preferred provide for, among other things, cumulative dividends to be paid to holders at a rate of 5% per annum, which accumulate daily from issuance date and payable quarterly, in certain circumstances payable in Company common stock, each preferred share to be convertible into two shares of Company common stock, subject to anti-dilution conversion rate adjustments, a $2.00 per share liquidation preference amount, if common stock dividends are declared, Series A receives the same on an as converted basis, voting rights on an as-converted basis and limits payment of dividends on common stock until certain financial targets are met.

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which among other things, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during reporting periods. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies applied in the accompanying financial statements include accounting for revenue recognition, accounting for issuances of capital stock, and accounting for income taxes.

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

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based of the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management including the Company's principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

2.2     Agreement and Plan of Reorganization

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

10.18   Business Development Agreement with Excipio Group, S.A.

31.1    Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2    Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act


(b)   Reports on Form 8-K.

During the period ended March 31, 2006, and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:



----------------------------------------- --------------------------------------
Date of Event Reported                    Items Reported*
----------------------------------------- --------------------------------------
February 22, 2006                         Items 1.01
----------------------------------------- --------------------------------------

*     Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                        TECHALT, INC.



June 20, 2006                                      /s/ David M. Otto
-------------                           ----------------------------------------
                                        David M. Otto
                                        Chairman & Chief Executive Officer


June 20, 2006                                      /s/ David M. Otto
-------------                           ----------------------------------------
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

2.1     Form of Agreement and Plan of Merger*

2.2     Agreement and Plan of Reorganization*

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