Form 10QSB
period 2006-06-30
TechAlt, Inc.
filed 2006-08-21
CIK 1097945

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2006
                       Commission File Number: 000-27867

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

Yes |_| No |X|

The number of shares of the Company's common stock outstanding on June 30, 2006 was 13,307,719.

-------------------------------

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TechAlt, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                                                 June 30,
                                                                   2006
                                                              ------------
           Total assets                                       $         --
                                                              ============
Current liabilities
  Notes payable to bank                                       $     38,180
  Accounts payable                                               1,080,145
  Accounts payable - related parties                               586,328
  Accrued liabilities                                              130,791
  Customer deposits                                                350,513
  Convertible and other notes payable, net of
   debt discount of $77,490                                        204,010
  Advances due to officer                                          183,201
  Fair value of registration rights liability                    1,540,000
  Accrued preferred stock dividends                                365,108
                                                              ------------
           Total current liabilities                             4,478,276
                                                              ------------

Commitments and contingencies (Notes 1, 4 and 7)

Series A Preferred stock subject to potential
   recission (Note 4), 4,820,000 authorized,
   4,816,260 issued and outstanding, liquidation
   preference of $9,632,520                                      5,182,993
                                                              ------------


Stockholders' Deficit
  Preferred stock, $0.001 par value, 100,000,000
    shares authorized
  Common stock and additional paid-in capital.
    $0.001 par value, 500,000,000 shares
    authorized, 13,307,719 shares issued
    and outstanding                                                 13,308
  Common stock issuable (169,577 shares)                               170
  Additional paid-in capital                                     2,522,130
  Accumulated deficit                                          (12,196,877)
                                                              ------------
     Total stockholders' deficit                                (9,661,269)
                                                              ------------

           Total liabilities and stockholders' deficit        $         --
                                                              ============

     See accompanying notes to condensed consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                          Three months ended June 30,      Six months ended June 30,
                                         ----------------------------    ----------------------------
                                             2006            2005            2006            2005
                                         ------------    ------------    ------------    ------------
Revenue                                  $         --    $  1,318,938    $         --    $  2,315,320
Cost of goods sold                                 --         411,517              --         901,040
                                         ------------    ------------    ------------    ------------
Gross profit                                       --         907,421              --       1,414,280
                                         ------------    ------------    ------------    ------------
Operating expenses
  General and administrative                  110,128         907,056         222,168       1,713,428
  Research and development                     16,940         568,725          16,940       1,038,653
  Business development                             --         639,688              --       1,096,685
                                         ------------    ------------    ------------    ------------
     Total operating expenses                 127,068       2,115,469         239,108       3,848,766
                                         ------------    ------------    ------------    ------------

Loss  from operations before interest        (127,068)     (1,208,048)       (239,108)     (2,434,486)
                                         ------------    ------------    ------------    ------------

Other income (expense)
  Change in fair value of registration
  rights liability                            (50,000)       (200,000)        (50,000)       (409,000)
  Loss on repossession of assets              (24,842)                        (24,842)
  Interest expense, net                       (15,189)        (15,855)        (20,955)        (29,127)
                                         ------------    ------------    ------------    ------------

     Total other income (expense)             (90,031)       (215,855)        (95,797)       (438,127)
                                         ------------    ------------    ------------    ------------

Net loss                                     (217,099)     (1,423,903)       (334,905)     (2,872,613)

Preferred stock dividends                     (60,698)        (59,291)       (119,417)       (119,281)
                                         ------------    ------------    ------------    ------------

Net loss attributable to holders of
  common stock                           $   (277,797)   $ (1,483,194)   $   (454,322)   $ (2,991,894)
                                         ============    ============    ============    ============

Basic and diluted net loss per
  share attributable to holders
  of common stock                        $      (0.02)   $      (0.11)   $      (0.03)   $      (0.22)
                                         ============    ============    ============    ============

Weighted average shares used
  in computing loss per share              13,477,296      13,477,296      13,477,296      13,418,033
                                         ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                   Six months ended June 30,
                                                                  --------------------------
                                                                      2006           2005
                                                                  -----------    -----------
Cash flows from operating activities:
 Net loss                                                         $  (334,905)   $(2,872,613)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation                                                    5,421         56,425
        Amortization of deferred stock-based consulting                    --        177,573
       Stock-based compensation expense                                    --        102,000
       Change in fair value of registration rights liability           50,000        409,000
       Amortization of debt discount                                    9,010             --
       Loss on repossession of assets                                  24,842             --
        Changes in operating assets and liabilities:
          Accounts receivable                                              --       (483,929)
          Inventories                                                      --       (186,383)
          Prepaid expenses and other current assets                        --         32,310
          Accounts payable and accounts payable - related party       147,588        815,688
          Accrued liabilities                                          11,544        187,540
          Customer deposits and deferred revenue                           --       (763,657)
                                                                  -----------    -----------
               Net cash used by operating activities                  (86,500)    (2,526,046)
                                                                  -----------    -----------
Cash flows from investing activities:
    Purchase of property, plant & equipment                                --       (181,844)
                                                                  -----------    -----------
               Net cash used by investing activities                       --       (181,844)
                                                                  -----------    -----------
Cash flows from financing activities:
    Decrease in excess of checks issued over bank balance                  --         18,777
    Proceeds from notes payable                                        86,500             --
    Proceeds from notes payable from bank                                  --        628,094
    Principal payment on notes payable to bank                             --        (10,608)
    Proceeds from sale of preferred stock                                  --        881,260
    Decrease in loans payable to officer                                   --        (12,381)
                                                                  -----------    -----------
               Net cash provided by financing activities               86,500      1,505,142
                                                                  -----------    -----------
Net decrease in cash and cash equivalents                                  --     (1,202,748)
Cash and cash equivalents, beginning of period                             --      1,202,748
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $        --    $        --
                                                                  ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                          $        --    $    35,846
                                                                  ===========    ===========
  Cash paid for income taxes                                      $        --    $        --
                                                                  ===========    ===========
  Non-cash investing and financing activities
     Common stock issued for preferred stock dividends            $        --    $    13,860
                                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                          Techalt, Inc. and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business and Organization - TechAlt, Inc. ("TechAlt") and its wholly-owned subsidiary Technology Alternatives, Inc. ("TAI", and together, the "Company") is engaged in the business of providing portable wireless communications solutions used by emergency first responders for interagency interoperability, communication and collaboration used in homeland security, emergency medical and disaster response, as well as in the acquisition and development of patentable and/or licensable technology in the homeland security industries. Sales of these products are generally made to an independent contractor hired by local, state or federal agencies.

Excess of Liabilities Extinguished Over Recorded Value of Assets Seized in Foreclosure and Compensatory Damages and Discontinued Operations- In September 2005, a creditor (the Company's majority shareholder) foreclosed on all the assets of the Company and the Company ceased substantially all operations. Effective 90 days after the foreclosure date, the Company has no rights to foreclosed assets nor to obligations foreclosed and extinguished. The excess of liabilities over the recorded value of assets seized and of compensatory damages approximated $951,000 and was recorded as other income during 2005. The accompanying financial statements do not present discontinued operations for the foreclosed business as there was only one operating segment.

Basis of Presentation and Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring net losses and used cash in operating activities. During the six months ended June 30, 2006, the Company reported a net loss of approximately $335,000, and used cash of $86,500 in operating activities, and at June 30, 2006 has a working capital deficit of approximately $4.5 million (including approximately $1.5 million of fair value of registration rights liability), and a stockholders' deficit of approximately $9.7 million. Additionally, in 2005 a creditor foreclosed and seized all of the Company's assets and the Company ceased substantially all operations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, additional financing activities, and entering into business combinations and/or other strategic operational relationships, the cash flows from which, Management believes will provide the Company the ability to continue as a going concern.

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

Unaudited Interim Financial Statements - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. Results for the interim 2006 periods are not necessarily indicative of results to be expected for the year ending December 31, 2006 or for any other future period.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition - Prior to the foreclosure of the Company's assets, the Company recognized revenue when there was persuasive evidence of an arrangement, the product had been delivered or services provided to the customer, the sales price was fixed or determinable, and collectibility reasonably assured. Customer payments received that do not meet revenue recognition criteria are recorded as deferred revenue until revenue recognition criteria are met. Revenues from product sales are recognized when the product is shipped to the customer and there are no unfulfilled obligations that affect customer acceptance.

The Company intends to provide other services in 2006 and thereafter to potentially include grant writing, integration services, project implementation services and maintenance and support services. Revenues from providing such services will be recognized pro rata as the services are provided.

In the event that a contract with a customer includes multiple elements (e.g. product, integration services and maintenance and support services), the total sale amount of the contract will be allocated to these multiple elements based on vendor specific evidence of the fair value of each of these elements. The applicable revenue recognition criteria as discussed above will then be applied to each of these individual elements. If the delivered items do not have standalone value to the customer, then the contract will be accounted for as one element. Generally, the Company's products and services each have standalone value to the customers since the customer may engage other service providers to provide integration, project implementation or maintenance and support services.

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

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations, including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Loss per share - The computation of net loss per share attributable to holders of common stock is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net loss is increased by preferred stock dividends (paid or payable) in the computation of net loss per share attributable to holders of common stock. Dilutive loss per share is not presented as the effects of including common stock equivalent shares would be anti-dilutive. Computations of net loss per share for the three and six months ended June 30, 2005, exclude 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock and 12,915,772 common shares issuable upon exercise of outstanding options and warrants. Computations of net loss per share for the three and six months ended June 30, 2006, exclude 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock, 4,325,000 common shares potentially issuable pursuant to convertible promissory notes and 14,151,664 common shares issuable upon exercise of outstanding options and warrants. Such common stock equivalents may dilute future net income per share.

Fair Value of Financial Instruments-The Company's financial instruments consist of accounts payable, amounts payable to related parties, notes payable and Series A Convertible Preferred Stock, and their carrying amounts approximate fair value due to their short maturities and recent occurrences.

Recent Accounting Pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", (SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company adopted SFAS 154 in 2006. The Company's results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

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

License Agreement - In August 2004, the predecessor company's then majority (52%) shareholder and sole member of its board of directors entered into an Intellectual Property License Agreement with TAI, which agreement (the "License Agreement") was consummated on August 24, 2004. Pursuant to the License Agreement, in exchange for issuance of 10,044,000 shares of Company common stock ("Common Stock"), the Company licensed certain intellectual property owned by TAI. The initial term of the License was 6 months, extendable for additional 6 month terms until terminated by mutual agreement. In connection with the License Agreement the Company made payments to the former shareholders of approximately $77,000 for the cancellation of 27,219,000 shares of predecessor common stock. After issuance of shares and cancellation of shares in connection with the License Agreement, TAI owned 4 million shares of the 12 million outstanding and Solomon, directly or beneficially owned an additional approximately 4.5 million shares. In certain circumstances, Solomon, voting shares directly or beneficially owned, along with voting shares beneficially owned by TAI, and had control to vote approximately 71% of the Company's outstanding common shares

Foreclosure on substantially all assets - In June 2005, the Company received a letter from SBD claiming that the Company had defaulted on its payment obligations under the Note and that SBD has the right to accelerate the full payment of the $1.15 million promissory note, and in July 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, goods, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." In September 2005, the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets of the Company by the creditor discussed above. The settlement allowed for certain payments to the Company by the creditor to cover health insurance and accrued payroll and certain assets not covered by the foreclosure. The final balance due to the creditor prior to the settlement was approximately $1.9 million. The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement could be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. Inasmuch as the Company has not entered into bankruptcy, liabilities foreclosed upon were written off at December 31, 2005.

Note 3 - Notes Payable

In 2004, the Company entered into promissory notes payable to a bank totaling $54,201, due in April and May 2007, bearing interest at an annual rate of 5.75%, and payable in equal monthly payments for 30 months. The promissory notes were collateralized by automobiles owned by the Company. Principal payments on the notes approximate $23,000 and $10,000 in 2006 and 2007, respectively. In April 2006, the bank repossessed the automobiles in partial satisfaction of notes payable obligations, and the Company is engaged in discussions with the bank as to any remaining amount owed. The Company has recorded expense of $24,842, the book value of automobiles repossessed, and when the balance due the bank is determined, the carrying amount of notes payable will be adjusted.

During 2005 the Company issued a $135,000 10% secured convertible promissory note, due August 15, 2006. This note is convertible at the same price of a future Offering and therefore there is no beneficial conversion value as the intrinsic value is zero. In addition, the Company issued three separate 10% secured promissory notes for $20,000 each due at the next round of Company financing. At the holder's option, these notes may be converted into common stock in the second round of financing at the same price of that second round future offering and therefore there is no beneficial conversion feature value as the intrinsic value is zero.

In April 2006, the Company entered into a convertible debenture for borrowings up to $100,000, pursuant to which the Company received $86,500 during the six months ended June 30, 2006, and has received additional amounts subsequently. Borrowings bear interest at an annual rate of 8%, are due in full, together with interest, in 2 years, and are convertible into shares of the Company's common stock at a per share conversion price of $0.02. The embedded conversion option is excluded from derivative treatment since the debt is considered conventional convertible debt. The conversion price was less than the $0.14 per share OTCBB quote, and the estimated fair value of the beneficial conversion feature of has been calculated and $86,500, the maximum to be recorded, has been recorded as debt discount, presented as a deduction from the related notes payable and an increase in additional paid-in capital. The debt discount is being amortized into interest expense over the borrowing term, and in the three months ended June 30, 2006, amortization expense was approximately $9,010.

Note 4 - Stockholders' Equity

Series A Convertible Preferred Stock, Warrants and Additional Investment Rights
- During 2004, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933 (the "Securities Act"), in exchange for $3,835,000, the Company sold 3,835,000 shares of its Series A Convertible Preferred Voting Stock (purchase price of $1.00 per share) (the "Series A Preferred"), warrants to purchase 7,670,000 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision for the period ending five years from issuance (the "Warrants") and Additional Investment Rights to purchase 65,000 additional shares of Series A Preferred with 130,000 warrants at a purchase price of $1.00 per share (the "Series A Preferred Rights"). All such rights have been exercised. Each share of Series A Preferred is convertible under certain circumstances into two shares of the Company's common stock, at a conversion price of $0.50 per common share. The Series A Preferred holders have voting rights on an as converted basis.

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

The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines. The Company determined that the registration rights agreement was a separate freestanding derivative pursuant to SFAS 133 and related interpretations and has recorded the derivative liability at fair value of $1,540,000 as of June 30, 2006. The expense for the change in fair value of the derivative for the three and six months ended June 30, 2006 was $50,000 and for the three and six months ended June 30, 2005 was $200,000 and $409,000, respectively.

Series A Convertible Preferred Stock Subject to Potential Rescission - In 2005, Company management became aware that holders of shares of the Company's Series A Preferred Stock may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities (which was withdrawn in 2005) was originally filed by the Company in 2004. Pursuant to the Securities Act and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock being unexercised when the resale registration statement was originally filed, the private offerings have not been completed and, accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

The Company is unable to predict if the investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, the price of the Company's common stock and other factors. These potential rescission rights could require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the Company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. As of June 30, 2006, the Company's consolidated balance sheet reflects a temporary equity value of approximately $5.2 million, comprised of $4.8 million of preferred stock value less offering costs of $1.4 million plus the value of the beneficial conversion feature of $1.8 million relating to that portion of Series A Preferred Stock subject to potential rescission, in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

Common Stock - During 2005, 45,200 common shares were issued and 169,577 are issuable pursuant to an Investment Banking Agreement relating to the Series A Preferred sale. The shares were valued at $107,388 based on the $.50 per share common stock value of contemporaneous issuances and charged to Series A Preferred Stock value as an offering cost.

Warrants and Options - During 2005, the Board of Directors of TechAlt approved the 2005 Stock Option Plan (the "Plan") to provide additional incentives to key employees, officers, directors and independent contractors of TechAlt and any Parent or Subsidiary it may at any time have, thereby helping to attract and retain the best available personnel for positions of responsibility with those entities and otherwise promoting the success of the business activities of such entities. It is intended that options issued under the Plan constitute either incentive stock options or nonqualified stock options. The maximum number of shares that may be optioned and sold under the Plan is the greater of (i) twenty million (20,000,000) shares of Common Stock of the Company, as amended, subject to adjustment, or (ii) twenty percent of the total number of shares of Common Stock that would be outstanding if each class of the Company's stock (including each class of preferred stock) were converted into shares of Common Stock. The Plan is administered by the Board directly, serving as a Committee of the whole, or if the Board elects, by a Committee appointed by the Board for that purpose and consisting of at least two Board members, all of whom shall be Non-Employee Director. The adoption of the Plan is subject to ratification by the affirmative vote of the holders of a majority of the shares of Common Stock represented in person or by proxy at a duly convened meeting of the shareholders of the Company, which ratification shall occur within twelve (12) months before or after the date of adoption of the Plan by the Board. A summary of options issued, all of which are exercisable, as of June 30, 2006, and changes during the six months then ended is as follows:

                                                Number of          Weighted-Average
                                             Warrants/Options       Exercise Price
                                             -----------------    -----------------
Balance at January 1, 2006                          16,001,664    $            0.88
Options granted to employees and directors                  --                   --
Exercised                                                   --                   --
Cancellations and terminations                      (1,850,000)                0.50
                                             ----------------
Balance at June 30, 2006                            14,151,664    $            0.93
                                             =================

The following summarizes information about warrants and options outstanding, all of which are exercisable, at June 30, 2006:

                                               Weighted average
                                            remaining contractual
 Exercise price              Number            life (in years)
 --------------          -----------        ---------------------
   $    0.50               1,961,664                  3.6
   $    1.00              12,190,000                  3.6
                         -----------
                          14,151,664
                         ===========

Note 5 - Related Party Transactions

An officer/director of the Company is also a principal owner of a law firm that provides services to the Company. Expenses incurred to this law firm during the six months ended June 30, 2006 and 2005 approximated $90,000 and $102,000, respectively. Accounts payable of approximately $586,000 were due at June 30, 2006 and reported as accounts payable-related party.

Advances payable to the Company's former Chairman and Chief Executive Officer and 55% shareholder were $183,201 at June 30, 2006 and December 31, 2005. These advances are due on demand, unsecured and non-interest bearing.

Note 6 - Agreement With Cypher Wireless and Business Combination Not Consummated

Pursuant to terms of a February 2006 Agreement and Plan of Reorganization, in April 2006, the Company was to have acquired all of the outstanding shares of common stock of Cypher Wireless, Inc. ("Cypher Wireless"), in exchange for 35% of the Company's issued and outstanding common stock, subject to satisfaction of several conditions, including, among others breach of representations and warranties or covenants of the merger, if the parties fail to obtain external financing of not less than $2 million, or for failure to acceptably resolve the existing debt and material liabilities of the parties. In August 2006, the Company gave notice to Cypher Wireless that certain conditions had not been met and that the proposed business combination and issuance of Company shares would not occur. The Company had advanced Cypher Wireless approximately $17,000, which has been recorded as expense during the three and six months ended June 30, 2006.

Note 7 - Commitments and Contingencies

The settlement agreement discussed in Note 2 stipulates that the creditor may not sue the Company to recover the approximate $1.9 million liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed.

Agreement with IBM - In 2004, the Company entered into a Statement of Work ("SOW") with International Business Machines Corporation ("IBM") for the Phase 1 Implementation of the Company's wireless communications product line in connection with Cook County's mobile wireless video and data network project. Pursuant to terms of the SOW, the Company would be providing hardware and software, and maintenance services for which it was to receive payments of approximately $2.9 million. Prior to foreclosure and discontinuance of the project, the Company received payments of approximately $1.8 million, and recognized revenue of approximately $1.6 million. The Company advised the customer it could no longer perform under the contract and this contract was ultimately cancelled. (see Notes 1 and 2)

Operating Lease Agreement - In 2005, the Company entered into an operating lease for equipment to be used in a multi-city demo network. The total value of the equipment was $670,000. The term of the lease was twenty-four months with monthly payments of $7,600. The equipment was returned to the lessor in September 2005 and management believes there may still be obligations under the lease.

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

Legal Matters - The Company is engaged in two regulatory actions against the Company relating to unpaid employee salaries and reimbursable expenses aggregating approximately $33,000, and in 2006 has entered into settlement agreements with respect to such matters.

Note 8 - Subsequent events

In July 2006, the Company entered into employment agreements with nine individuals, some of whom are former employees of the Company, for past and in some instances future services, pursuant to which, among other things, the Company issued stock options, with cashless exercise features, to purchase 7,475,000 Company common stock at an exercise price of $0.001 per share, a price per share being less than the quoted market price of $0.02 at the grant date. The options were exercised, on a cashless basis, and 7,288,125 shares of Company common stock were issued. The Company expects to record approximately $145,000 in compensation expense in connection with these option grants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to financial statements included elsewhere in this Quarterly Report on Form 10-QSB and the Company's financial statements and management's discussion and analysis of financial condition and results of operations included in the Company's 2005 Annual Report on Form 10-KSB. This discussion regarding the Company may contain forward-looking statements that relate to future events or future financial performance. Historical results should not be relied on as indicative of trends in operating results for any future period. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. When used in this report, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as otherwise required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise subsequent to the date of this filing.

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

OVERVIEW

TechAlt and its subsidiary, TAI, (together, the "Company") is engaged in the homeland security sector with a focus on emergency first responders in the public sector and on communications interoperability, integration of multi source communications and collaboration enhancement solutions within both the public and private sectors and in the acquisition and development of patentable and/or licensable technology in the homeland security industries. Sales of these products to governmental entities or their agents are generally made to an independent contractor hired by local, state or federal agencies, or directly to businesses seeking internal communications and tracking security.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring net losses, and has used cash by operating activities. During the six months ended June 30, 2006, the Company reported a net loss of approximately $335,000, and used cash of $86,500 in operating activities, and at June 30, 2006 has a working capital deficit of approximately $4.5 million (including $1.5 million of fair value of registration rights liability), and a stockholders' deficit of $9.7 million. Additionally, in 2005 a creditor foreclosed and seized all of the Company's assets and the Company ceased all operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, additional financing activities, which, Management believes will provide the Company the ability to continue as a going concern.

In June 2005, the Company received a letter from Service By Designwise, Ltd. and Paul Masanek (collectively, "Designwise"), a creditor of the Company (and its majority shareholder) claiming that the Company had defaulted on its payment obligations under its promissory note and that SBD has the right to accelerate the full payment of the $1.15 million promissory note, and in July 2005, the Company received a letter from SBD's legal counsel demanding possession of "all accounts, accounts receivable, goods, equipment, inventory, machinery, fixtures, cash, securities, all intellectual property, including trademarks, services marks, trade names, copyrights, patents, licenses, including patent licenses, contracts and other tangible and intangible property." In September 2005, the Company received a court ordered judgment and entered into a settlement agreement to allow foreclosure of substantially all the assets of the Company by the creditor discussed above. The settlement allowed for certain payments to the Company by the creditor to cover health insurance and accrued payroll and certain assets not covered by the foreclosure. The final balance due to the creditor prior to the settlement was approximately $1.9 million. The settlement agreement stipulates that the creditor may not sue the Company to recover the liability unless the Company is subjected to bankruptcy proceedings. Upon consultation with legal counsel it was determined that this settlement is in effect a legal dismissal of the liabilities since whether under the settlement agreement or under bankruptcy, the liabilities would ultimately be dismissed. Under the bankruptcy laws, the settlement could be disturbed if within 90 days of the settlement date the Company is put into bankruptcy. Inasmuch as the Company has not entered into bankruptcy, liabilities foreclosed upon were written off at December 31, 2005.

As a result of the above foreclosure, the Company ceased substantially all operations in connection with its IBM and Cook County related contracts and closed its offices in Arlington Heights, IL, but continues to focus on the development of technologies in the homeland security sector.

Pursuant to terms of a February 2006 Agreement and Plan of Reorganization, in April 2006, the Company was to have acquired all of the outstanding shares of common stock of Cypher Wireless, Inc. ("Cypher Wireless"), in exchange for 35% of the Company's issued and outstanding common stock, subject to satisfaction of several conditions, including, among others breach of representations and warranties or covenants of the merger, if the parties fail to obtain external financing of not less than $2 million, or for failure to acceptably resolve the existing debt and material liabilities of the parties. In August 2006, the Company gave notice to Cypher Wireless that certain conditions had not been met and that the proposed business combination and issuance of Company shares would not occur.

In 2005, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, in exchange for $4,816,000.00, before offering costs, the Company sold 4,816,260 shares of its Series A Convertible Preferred Stock (purchase price of $1.00 per share) (the "Series A Preferred") and warrants to purchase 9,632,520 shares of the Company's common stock at an exercise price of $1.00 per share with a cashless exercise provision (the "Warrants") The Series A Preferred contain registration rights and damages based on filing and effectiveness deadlines. Company management became aware that holders of shares of the Company's Series A Preferred Stock may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities was originally filed by the Company in 2004, and has subsequently been withdrawn. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the initial sale of 500,000 shares of Series A Preferred Stock, which were the basis of the sale of additional shares of Series A Preferred Stock, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

The Company is unable to predict if the investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, the price of the Company's common stock and other factors. These potential rescission rights could require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations. For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and determined that the ultimate liability to the Company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is recorded. The Series A Preferred Stock, net of offering costs plus the value of the beneficial conversion feature is reflected as temporary equity on the Company's condensed consolidated balance sheet.

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission regarding registration of approximately 40 million shares of Company common stock to be sold by certain stockholders. In 2005, the Company withdrew this Registration Statement and expects to file a new registration statement. It is expected that the selling stockholders will offer common stock in amounts, at prices and on terms to be determined at the time of the offering. The Company will not receive any proceeds from sales of common stock by selling stockholders. Shares of Company common stock are not currently quoted on any exchange or over-the-counter bulletin board market. The Company has applied for trading of its common stock on the over-the-counter bulletin board.

RESULTS OF OPERATIONS

The following discussion and analysis provides information, which management believes is relevant to an assessment and understanding of the Company's results of operations for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, and of its financial condition at June 30, 2006. The discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report.

Subsequent to foreclosure the Company has had no operating revenues. Revenue of $1.3 million and $2.3 million was recognized for the three and six months ended June 30, 2005 relating to Phase 1 implementation for the IBM contract relating to the Cook County project.

General and administrative expenses of approximately $110,000 and $222,000 for the three and six months ended June 30, 2006, respectively, were comprised primarily of legal fees, and to a lesser extent, accounting and audit fees. General and administrative expenses for the comparable periods in 2005 were approximately $907,000 and $1.7 million, respectively. The decrease is attributed to reduction in staff and related expenses to support the IBM contract, which ceased upon foreclosure.

The Company incurred no business development expenses in 2006 as a result of the discontinuance of operations subsequent to foreclosure. Business development expenses in 2005 related to the foreclosed operations.

Pursuant to terms of a February 2006 Agreement and Plan of Reorganization, in April 2006, the Company was to have acquired all of the outstanding shares of common stock of Cypher Wireless, Inc. ("Cypher Wireless"), subject to satisfaction of several conditions. In August 2006, the Company gave notice to Cypher Wireless that certain conditions had not been met and that the proposed business combination and issuance of Company shares would not occur. The Company had advanced Cypher Wireless approximately $17,000, which has been recorded as research and development expense during the three and six months ended June 30, 2006. Research and development expenses in 2005 related to the foreclosed operations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2006, cash used by operating activities was $86,500, as compared to the approximate $335,000 net loss, as expenses were substantially the result of increases of accounts payable - related party, and change in fair value of the registration rights liability. Cash used by operations for the six months ended June 30, 2005 approximated $2.5 million and related to the foreclosed operations, primarily the result of the $2.9 million net loss.

There was no cash provided or used by investing activities during the six months ended June 30, 2006 as a result of the foreclosure. Cash used by investing activities for the six months ended June 30, 2005 approximated $182,000 for capital expenditures related to the foreclosed operations.

During the six months ended June 30, 2006, cash provided by operations was $86,500 from proceeds from convertible debenture borrowings. Cash provided by financing activities for the six months ended June 30, 2005, approximated $1.5 million comprised primarily of $881,000 proceeds from sales of preferred stock and $628,000 of bank borrowings.

The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

As previously described, Company management became aware that holders of shares of the Company's Series A Preferred Stock may be entitled to certain rescission rights. The Company is unable to predict if investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, the price of the Company's common stock and other factors. These potential rescission rights could require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to obtain alternate sources of capital for such purposes. While Company management has determined that a rescission is not likely to result, the Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which among other things, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during reporting periods. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies applied in the accompanying financial statements include accounting for revenue recognition and accounting for income taxes.

REVENUE RECOGNITION - Prior to the foreclosure of the Company's assets, the Company recognized revenue when there was persuasive evidence of an arrangement, the product had been delivered or services provided to the customer, the sales price was fixed or determinable, and collectibility reasonably assured. Funds received pursuant to contracts with customers that include multiple elements (e.g. product, integration services and maintenance and support services), were allocated to multiple elements based on vendor specific evidence of fair value of each of the elements and the applicable revenue recognition criteria applied to each of these individual elements. If the delivered items do not have standalone value to the customer, then the contract will be accounted for as one element. Customer payments received that do not meet revenue recognition criteria are recorded as deferred revenue until revenue recognition criteria are met.

INCOME TAXES - The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss carryforwards, as realization of such deferred tax assets has not been determined to be more likely than not.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 2005, the Company received notice that Bruno J. Riegl, a former officer of the Company, filed a Wage Claim against the Company in the State of Illinois, Department of Labor, Fair Labor Standards Division, seeking $28,153.38 in accrued salary and expenses, Wage Claim No. 05-004880. The Company filed a response to Mr. Riegl's claim and subsequently entered into a settlement agreement with Mr. Riegl, the obligations of which were satisfied in August of 2006, subsequent to the closing the Company's 2nd fiscal quarter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2006, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Act the Company issued a convertible debenture to TTTK, LLC in exchange for borrowings up to $100,000, pursuant to which the Company received $86,500 during the six months ended June 30, 2006. The debenture bears interest at an annual rate of 8% with a maturity date of April 6, 2008 and is convertible into shares of the Company's common stock at a per share conversion price of $0.02.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.  OTHER INFORMATION

On July 11, 2006, the Board ratified the Company's entry into Employment Agreements for employment services in exchange for the grant of options with Bruno Riegl, Terrence Byrne, David Moore, Craig Fischer, Shai Stern, Seth Farbman, James Hurley, George Grumley and Monty Abbot. In connection with the exercise of these options, on a cashless basis, the Company issued 731,250 shares of common stock to Bruno Riegl, 1,950,000 shares of common stock registered on Form S-8 to Terrence Byrne, 901,875 shares of common stock to David Moore, 975,000 shares of common stock to Craig Fischer, 146,250 shares of common stock to Shai Stern, 146,250 shares of common stock to Seth Farbman, 243,750 shares of common stock to James Hurley, 243,750 shares of common stock to George Grumley and 1,950,000 shares of common stock to Monty Abbot.

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

10.4     Public Relations  Retainer Agreement with Sunrise Financial Group,
         Inc.

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

10.18    Business Development Agreement with Excipio Group, S.A.

31.1     Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2     Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K.

During the period ended June 30, 2006, and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

Date of Event Reported              Items Reported*
----------------------              --------------
August 18, 2006                     Items 1.02

* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                      TECHALT, INC.

August 21, 2006                       /s/ David M. Otto
---------------                       ------------------------------------------
                                      David M. Otto
                                      Chairman & Chief Executive Officer

August 21, 2006                       /s/ David M. Otto
---------------                       ------------------------------------------
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

10.4     Public Relations  Retainer Agreement with Sunrise Financial Group,
         Inc.*

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