Form 10QSB
period 2006-09-30
TechAlt, Inc.
filed 2006-11-20
CIK 1097945

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2006
                        Commission File Number: 000-27867

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

Yes |_| No |X|

The number of shares of the Company's common stock outstanding on September 30, 2006 was 20,595,844.

                                   ----------

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TechAlt, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                                              September 30,
                                                                   2006
                                                              -------------
        Total assets                                           $         --
                                                               ============
Current liabilities
  Notes payable to bank                                        $     38,180
  Accounts payable                                                1,073,945
  Accounts payable - related parties                                647,536
  Accrued liabilities                                               137,480
  Customer deposits                                                 350,513
  Convertible and other notes payable, net of debt discount
    of $80,740                                                      215,760
  Advances due to officer                                           183,201
  Fair value of registration rights liability                     1,860,000
  Accrued preferred stock dividends                                 425,807
                                                               ------------
      Total current liabilities                                   4,932,422
                                                               ------------
Commitments and contingencies (Notes 1, 4 and 7)
Series A Preferred stock subject to potential recission
  (Note 4), 4,820,000 authorized, 4,816,260 issued and
  outstanding, liquidation preference of $9,632,520               5,182,993
                                                               ------------
Stockholders' Deficit
  Preferred stock, $0.001 par value, 100,000,000 shares
    authorized
  Common stock; $0.001 par value; 500,000,000 shares
    authorized, 20,595,844 shares issued and outstanding             20,596
  Common stock issuable (169,577 shares)                                170
  Additional paid-in capital                                      2,675,774
  Accumulated deficit                                           (12,811,955)
                                                               ------------
    Total stockholders' deficit                                 (10,115,415)
                                                               ------------
      Total liabilities and stockholders' deficit              $         --
                                                               ============

     See accompanying notes to condensed consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                          Three months ended September 30,   Nine months ended September 30,
                                                          --------------------------------   -------------------------------
                                                                  2006          2005                2006          2005
                                                              -----------   -----------         -----------   -----------
Revenue                                                       $        --   $   448,907         $        --   $ 2,764,227
Cost of goods sold                                                     --       226,047                  --     1,127,087
                                                              -----------   -----------         -----------   -----------
Gross profit                                                           --       222,860                  --     1,637,140
                                                              -----------   -----------         -----------   -----------
Operating expenses
  General and administrative                                      215,940       982,048             438,108     2,593,476
  Research and development                                             --       396,784              16,940     1,435,437
  Business development                                                 --        13,511                  --     1,110,196
                                                              -----------   -----------         -----------   -----------
    Total operating expenses                                      215,940     1,392,343             455,048     5,139,109
                                                              -----------   -----------         -----------   -----------
Loss from operations before other income (expense)               (215,940)   (1,169,483)           (455,048)   (3,501,969)
                                                              -----------   -----------         -----------   -----------
Other income (expense)
  Settlement loss and compensatory damages                             --      (804,818)                 --      (804,818)
  Change in fair value of registration rights liability          (320,000)     (510,000)           (370,000)     (920,000)
  Loss on repossession/disposal of assets                              --       (11,981)            (24,842)      (11,981)
  Interest expense                                                (18,440)      (65,255)            (39,395)      (94,382)
                                                              -----------   -----------         -----------   -----------
    Total other income (expense)                                 (338,440)   (1,392,054)           (434,237)   (1,831,181)
                                                              -----------   -----------         -----------   -----------
Net loss                                                         (554,380)   (2,561,537)           (889,285)   (5,333,150)
Preferred stock dividends                                         (60,698)      (60,000)           (180,115)     (172,075)
                                                              -----------   -----------         -----------   -----------
Net loss attributable to holders of common stock              $  (615,078)  $(2,621,537)        $(1,069,400)  $(5,505,225)
                                                              ===========   ===========         ===========   ===========
Basic and diluted net loss per share attributable
  to holders of common stock                                  $     (0.03)  $     (0.20)        $     (0.07)  $     (0.41)
                                                              ===========   ===========         ===========   ===========
Weighted average shares used in computing loss per
  share                                                        18,694,594    13,307,719          15,123,076    13,298,046
                                                              ===========   ===========         ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                          TechAlt, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                  Nine months ended September 30,
                                                                                  -------------------------------
                                                                                         2006          2005
                                                                                      ----------   -----------
Cash flows from operating activities:
  Net loss                                                                            $ (889,285)  $(5,333,150)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation                                                                       5,421        88,686
        Amortization of deferred stock-based consulting                                       --       177,573
      Stock-based compensation expense                                                   145,933       598,258
      Change in fair value of registration rights liability                              370,000       920,000
      Amortization of debt discount                                                       20,760            --
      Loss on repossession and disposal of assets                                         24,842       180,130
        Changes in operating assets and liabilities:
          Escrow cash receivable                                                                      (107,000)
          Accounts receivable                                                                 --        96,319
          Inventories                                                                         --       208,800
          Prepaid expenses and other current assets                                           --       130,405
          Accounts payable and accounts payable - related party                          202,596       743,231
          Accrued liabilities                                                             18,233       (69,404)
          Settlement liabilities                                                                     1,862,436
          Customer deposits and deferred revenue                                              --      (470,767)
                                                                                      ----------   -----------
            Net cash used by operating activities                                       (101,500)     (974,483)
                                                                                      ----------   -----------
Cash flows from investing activities:
    Purchase of property, plant & equipment                                                   --      (184,272)
                                                                                      ----------   -----------
          Net cash used by investing activities                                               --      (184,272)
                                                                                      ----------   -----------
Cash flows from financing activities:
    Proceeds from notes payable                                                          101,500       213,019
    Principal payment on notes payable                                                        --    (1,182,693)
    Proceeds from sale of preferred stock                                                     --       881,260
    Increase in loans payable to officer                                                      --        44,421
                                                                                      ----------   -----------
          Net cash provided (used) by financing activities                               101,500       (43,993)
                                                                                      ----------   -----------
Net decrease in cash and cash equivalents                                                     --    (1,202,748)
Cash and cash equivalents, beginning of period                                                --     1,202,748
                                                                                      ----------   -----------
Cash and cash equivalents, end of period                                              $       --   $        --
                                                                                      ==========   ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                              $       --   $    43,473
                                                                                      ==========   ===========
  Cash paid for income taxes                                                          $       --   $        --
                                                                                      ==========   ===========
  Non-cash investing and financing activities
    Common stock issued for preferred stock dividends                                 $       --   $    13,860
                                                                                      ==========   ===========

     See accompanying notes to condensed consolidated financial statements.

                          Techalt, Inc. and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 2006

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

Basis of Presentation and Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring net losses and used cash in operating activities. During the nine months ended September 30, 2006, the Company reported a net loss of approximately $889,000, and used cash of approximately $102,000 in operating activities, and at September 30, 2006 has a working capital deficit of approximately $4.9 million (including approximately $1.9 million of fair value of registration rights liability), and a stockholders' deficit of approximately $10.1 million. Additionally, in 2005 a creditor foreclosed and seized all of the Company's assets and the Company ceased substantially all operations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, additional financing activities, and entering into business combinations and/or other strategic operational relationships, the cash flows from which, Management believes will provide the Company the ability to continue as a going concern.

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

Loss per share - The computation of net loss per share attributable to holders of common stock is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net loss is increased by preferred stock dividends (paid or payable) in the computation of net loss per share attributable to holders of common stock. Dilutive loss per share is not presented as the effects of including common stock equivalent shares would be anti-dilutive. Computations of net loss per share for the three and nine months ended September 30, 2005, exclude 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock and 12,915,772 common shares issuable upon exercise of outstanding options and warrants. Computations of net loss per share for the three and nine months ended September 30, 2006, exclude 9,632,520 common shares potentially issuable pursuant to terms of outstanding Series A Convertible Preferred Stock, 4,325,000 common shares potentially issuable pursuant to convertible promissory notes and 14,151,664 common shares issuable upon exercise of outstanding options and warrants. Such common stock equivalents may dilute future net income per share.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company believes that SAB 108 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB released SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 are effective for periods beginning after December 15, 2006. The Company believes that the adoption of SFAS No. 158 will not have a significant impact on its consolidated results of operations or financial position.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, "Amendment of FASB Staff Position FAS 123(R)-1". The FSP amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a. There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b. All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The Company believes that FSP 123(R)-5 will not have a significant impact on its consolidated results of operations or financial position.

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

In April 2006, the Company entered into a convertible debenture for borrowings up to $100,000, pursuant to which the Company received $86,500 during the nine months ended September 30, 2006. Borrowings bear interest at an annual rate of 8%, are due in full, together with interest, in 2 years, and are convertible into shares of the Company's common stock at a per share conversion price of $0.02. The embedded conversion option is excluded from derivative treatment since the debt is considered conventional convertible debt. The conversion price was less than the $0.14 per share OTCBB quote, and the estimated fair value of the beneficial conversion feature of has been calculated and $86,500, the maximum to be recorded, has been recorded as debt discount, presented as a deduction from the related notes payable and an increase in additional paid-in capital. The debt discount is being amortized into interest expense over the borrowing term, and in the three and nine months ended September 30, 2006, amortization expense was approximately $11,000 and $20,000, respectively.

In August 2006, the Company entered into a convertible debenture with one of its Directors for borrowings of $15,000. Borrowings bear interest at an annual rate of 8%, are due in full, together with interest, in 2 years, and are convertible into shares of the Company's common stock at a per share conversion price of $0.001. The embedded conversion option is excluded from derivative treatment since the debt is considered conventional convertible debt. The conversion price was less than the $0.01 per share OTCBB quote, and the estimated fair value of the beneficial conversion feature of has been calculated and $15,000, the maximum to be recorded, has been recorded as debt discount, presented as a deduction from the related notes payable and an increase in additional paid-in capital. The debt discount is being amortized into interest expense over the borrowing term, and in the three and nine months ended September 30, 2006, amortization expense was approximately $1,000.

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

The Series A Preferred shares contain registration rights and damages of 1.5% per month or part of any month based on filing and effectiveness deadlines. The Company determined that the registration rights agreement was a separate freestanding derivative pursuant to SFAS 133 and related interpretations and has recorded the derivative liability at fair value of $1,860,000 as of September 30, 2006. The expense for the change in fair value of the derivative for the three and nine months ended September 30, 2006 was $320,000 and $370,000, respectively, and for the three and nine months ended September 30, 2005 was $510,000 and $920,000, respectively.

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

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the Company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. As of September 30, 2006, the Company's consolidated balance sheet reflects a temporary equity value of approximately $5.2 million, comprised of $4.8 million of preferred stock value less offering costs of $1.4 million plus the value of the beneficial conversion feature of $1.8 million relating to that portion of Series A Preferred Stock subject to potential rescission, in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.

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

In July 2006, the Company entered into employment agreements with nine individuals, some of whom are former employees of the Company, for services, pursuant to which, among other things, the Company issued stock options, with cashless exercise features, to purchase 7,475,000 Company common stock at an exercise price of $0.001 per share, a price per share being less than the quoted market price of $0.02 at the grant date. In July 2006, the options were exercised, on a cashless basis, and 7,288,125 shares of Company common stock were issued. The Company has recorded approximately $146,000 in compensation expense in connection with these option grants.

A summary of options issued, all of which are exercisable, as of September 30, 2006, and changes during the nine months then ended is as follows:

                                                 Number of      Weighted-Average
                                             Warrants/Options    Exercise Price
                                             ----------------   ----------------
Balance at January 1, 2006                       16,001,664          $ 0.88
Options granted to employees and directors        7,475,000           0.001
Exercised                                        (7,475,000)          0.001
Cancellations and terminations                   (1,850,000)           0.50
                                                 ----------
Balance at September 30, 2006                    14,151,664          $ 0.93
                                                 ==========

The following summarizes information about warrants and options outstanding at September 30, 2006:

                                 Weighted average
                              remaining contractual
Exercise price     Number        life (in years)
--------------   ----------   ---------------------
     $0.50        1,961,664               3.4
     $1.00       12,190,000               3.4
                 ----------
                 14,151,664
                 ==========

Note 5 - Related Party Transactions

An officer/director of the Company is also a principal owner of a law firm that provides services to the Company. Expenses incurred to this law firm during the nine months ended September 30, 2006 and 2005 approximated $152,000 and $456,000, respectively. At September 30, 2006, approximately $648,000 was due and reported as accounts payable-related party.

Advances payable to the Company's former Chairman and Chief Executive Officer and 55% shareholder were $183,201 at September 30, 2006 and December 31, 2005. These advances are due on demand, unsecured and non-interest bearing.

Note 6 - Agreement With Cypher Wireless and Business Combination Not Consummated

Pursuant to terms of a February 2006 Agreement and Plan of Reorganization, in April 2006, the Company was to have acquired all of the outstanding shares of common stock of Cypher Wireless, Inc. ("Cypher"), in exchange for 35% of the Company's issued and outstanding common stock, subject to satisfaction of several conditions, including, among others breach of representations and warranties or covenants of the merger, if the parties fail to obtain external financing of not less than $2 million, or for failure to acceptably resolve the existing debt and material liabilities of the parties. In August 2006, the Company gave notice to Cypher that certain conditions had not been met and that the proposed business combination and issuance of Company shares would not occur. The Company had advanced Cypher approximately $17,000, which has been recorded as expense during the nine months ended September 30, 2006.

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

Legal Matters - The Company is engaged in two regulatory actions against the Company relating to unpaid employee salaries and reimbursable expenses aggregating approximately $33,000, and in 2006 has entered into settlement agreements and arrangements with respect to such matters.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring net losses and has used cash in operating activities. During the nine months ended September 30, 2006, the Company reported a net loss of approximately $889,000 and used cash of $102,000 in operating activities, and at September 30, 2006 has a working capital deficit of approximately $4.9 million (including approximately $1.9 million of fair value of registration rights liability), and a stockholders' deficit of $10.1 million. Additionally, in 2005 a creditor foreclosed and seized all of the Company's assets and the Company ceased all operations. As disclosed in report of Independent Registered Public Accounting Firm on the Company's financial statements included in the Company's 2005 Annual Report on Form 10-KSB, these matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans include, among other things, additional financing activities, which, Management believes will provide the Company the ability to continue as a going concern.

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

As a result of the above foreclosure, the Company ceased substantially all operations in connection with its IBM and Cook County related contracts and closed its offices in Arlington Heights, Illinois, but continues to focus on the development of technologies in the homeland security sector.

Pursuant to terms of a February 2006 Agreement and Plan of Reorganization, in April 2006, the Company was to have acquired all of the outstanding shares of common stock of Cypher Wireless, Inc. ("Cypher"), in exchange for 35% of the Company's issued and outstanding common stock, subject to satisfaction of several conditions, including, among others breach of representations and warranties or covenants of the merger, if the parties fail to obtain external financing of not less than $2 million, or for failure to acceptably resolve the existing debt and material liabilities of the parties. In August 2006, the Company gave notice to Cypher that certain conditions had not been met and that the proposed business combination and issuance of Company shares would not occur.

The Company continues to seek additional capital and technologies to develop and commercialize marketable technologies in the Homeland Security industry.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information, which management believes is relevant to an assessment and understanding of the Company's results of operations for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, and of its financial condition at September 30, 2006. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report.

Subsequent to foreclosure the Company has had no operating revenues. Revenue of $449,000 and $2.8 million was recognized for the three and nine months ended September 30, 2005 relating to Phase 1 implementation for the IBM contract relating to the Cook County project.

General and administrative expenses of approximately $216,000 and $438,000 for the three and nine months ended September 30, 2006, respectively, were comprised primarily of approximately $146,000 of stock-based compensation expense recorded in connection with issuance of stock options to employees and consultants, and to a lesser extent, legal fees and accounting and audit fees. General and administrative expenses for the comparable periods in 2005 were approximately $982,000 and $2.6 million, respectively. The decrease is attributed to reduction in staff and related expenses to support the IBM contract, which ceased upon foreclosure.

The Company incurred no business development expenses in 2006 as a result of the discontinuance of operations subsequent to foreclosure. Business development expenses in 2005 related to the foreclosed operations.

Pursuant to terms of a February 2006 Agreement and Plan of Reorganization, in April 2006, the Company was to have acquired all of the outstanding shares of common stock of Cypher Wireless, Inc. ("Cypher"), subject to satisfaction of several conditions. In August 2006, the Company gave notice to Cypher that certain conditions had not been met and that the proposed business combination and issuance of Company shares would not occur. The Company had advanced Cypher approximately $17,000, which has been recorded as research and development expense during the nine months ended September 30, 2006. Research and development expenses in 2005 related to the foreclosed operations.

The Company continues to seek additional capital and technologies to develop and commercialize marketable technologies in the Homeland Security industry.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2006, cash used by operating activities was approximately $102,000, primarily as a result of the $889,000 net loss, offset by the $370,000 non-cash change in fair value of registration rights liability, the non-cash stock-based compensation expense of $146,000 of stock based compensation, and $221,000 of increases in accounts payable and accrued liabilities. Cash used by operations for the nine months ended September 30, 2005 approximated $974,000 and related to the foreclosed operations.

There was no cash provided or used by investing activities during the nine months ended September 30, 2006 as a result of the foreclosure. Cash used by investing activities for the nine months ended September 30, 2006 approximated $184,000 for capital expenditures related to the foreclosed operations.

During the nine months ended September 30, 2006, cash used in financing activities was approximately $102,000 from proceeds from convertible debenture borrowings. Cash used by financing activities for the nine months ended September 30, 2005, approximated $43,000 comprised primarily of $1.2 million repayment of bank borrowings, offset by $881,000 proceeds from sales of preferred stock and $213,000 of bank borrowings.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 2005, the Company received notice that Bruno J. Riegl, a former officer of the Company, filed a Wage Claim against the Company in the State of Illinois, Department of Labor, Fair Labor Standards Division, seeking $28,153 in accrued salary and expenses, Wage Claim No. 05-004880. The Company filed a response to Mr. Riegl's claim and subsequently entered into a settlement agreement with Mr. Riegl, the obligations of which were satisfied in August of 2006.

On March 10, 2006, the Company received notice that Francine Winters, a former employee of the Company, filed a Wage Claim against the Company in the State of Illinois, Department of Labor, Fair Labor Standards Division, seeking $5,083 in accrued salary and expenses, Wage Claim No. 05-005086. The Company and Ms. Winters have entered into discussions for settlement of the claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2006, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Act the Company issued a convertible debenture to TTTK, LLC in exchange for borrowings up to $100,000, pursuant to which the Company received $86,500 during the nine months ended September 30, 2006. The debenture bears interest at an annual rate of 8% with a April 2008 maturity date, and is convertible into shares of the Company's common stock at a per share conversion price of $0.02.

In August 2006, pursuant to the private offering exemption provided in Rule 506 of Regulation D of the Act the Company issued a convertible debenture in exchange for borrowings of $15,000, pursuant to which the Company received $15,000. The debenture bears interest at an annual rate of 8% with a August 2008 maturity date, and is convertible into shares of the Company's common stock at a per share conversion price of $0.001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

On July 11, 2006, the Board authorized the Company to amend the Company's 2005 Stock Option Plan, created March 29, 2005 (the "Plan"), to increase the number of shares available under the Plan for the purposes of compensation to employees, officers, directors and independent contractors stock options from 5,000,000 shares to 20,000,000 shares;

On July 11, 2006, the Board ratified the Company's entry into Employment Agreements for employment services in exchange for the grant of options with Bruno Riegl, Terrence Byrne, David Moore, Craig Fischer, Shai Stern, Seth Farbman, James Hurley, George Grumley and Monty Abbot. A total of 7,475,000 options for common stock of the Company were approved and issued in the following amounts: 750,000 to Bruno Riegl, 2,000,000 to Terence Byrne, 925,000 to David Moore, 1,000,000 to Craig Fischer, 150,000 to Shai Stern , 150,000 to Seth Farbman, 250,000 to James Hurley, 250,000 to George Grumley and 2,000,000 to Monty Abbot. In connection with the exercise of these options, on a cashless basis, the Company issued 731,250 shares of common stock to Bruno Riegl, 1,950,000 shares of common stock registered on Form S-8 to Terrence Byrne, 901,875 shares of common stock to David Moore, 975,000 shares of common stock to Craig Fischer, 146,250 shares of common stock to Shai Stern, 146,250 shares of common stock to Seth Farbman, 243,750 shares of common stock to James Hurley, 243,750 shares of common stock to George Grumley and 1,950,000 shares of common stock to Monty Abbot. In July 2006, option holders exercised all of the above options on a cashless exercise basis and the Company issued 7,288,125 shares of its common stock.

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

10.15    Form of Consulting Agreement

10.16    Form of Waiver and Amendment Agreement

10.17    2005 Stock Option Plan

10.18    Business Development Agreement with Excipio Group, S.A.

10.19    Employment Agreement between Bruno Riegl and TechAlt, Inc.

10.20    Employment Agreement between Terrence Byrne and TechAlt, Inc.

10.21    Employment Agreement between David Moore and TechAlt, Inc.

10.22    Employment Agreement between Craig Fischer and TechAlt, Inc.

10.23    Employment Agreement between Shai Stern and TechAlt, Inc.

10.24    Employment Agreement between Seth Farbman and TechAlt, Inc.

10.25    Employment Agreement between James Hurley and TechAlt, Inc.

10.26    Employment Agreement between George Grumley and TechAlt, Inc.

10.27    Employment Agreement between Monty Abbot and TechAlt, Inc.

31.1     Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2     Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K.

During the period ended September 30, 2006, and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

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

                                      TECHALT, INC.


November 20, 2006                     /s/ David M. Otto
                                      ------------------------------------------
                                      David M. Otto
                                      Chairman & Chief Executive Officer


November 20, 2006                     /s/ David M. Otto
                                      ------------------------------------------
                                      Chief Financial Officer
                                      (Principal Financial Officer)

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

10.15    Form of Consulting Agreement*

10.16    Form of Waiver and Amendment Agreement*

10.17    2005 Stock Option Plan*

10.18    Business Development Agreement with Excipio Group, S.A.*

10.19    Employment Agreement between Bruno Riegl and TechAlt, Inc.*

10.20    Employment Agreement between Terrence Byrne and TechAlt, Inc.*

10.21    Employment Agreement between David Moore and TechAlt, Inc.*

10.22    Employment Agreement between Craig Fischer and TechAlt, Inc.*

10.23    Employment Agreement between Shai Stern and TechAlt, Inc.*

10.24    Employment Agreement between Seth Farbman and TechAlt, Inc.*

10.25    Employment Agreement between James Hurley and TechAlt, Inc.*

10.26    Employment Agreement between George Grumley and TechAlt, Inc.*

10.27    Employment Agreement between Monty Abbot and TechAlt, Inc.*

10.28 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act Attached

31.1 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act Attached

32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act Attached

*    Previously filed.